Form 10-Q
period 1995-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1995-05-15
CIK 788736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended MARCH 31, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number: 0-16063


              NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
              --------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)


        Washington                                      91-1318471
  -----------------------                   ------------------------------------
  (State of Organization)                   (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington         98101
- - --------------------------------------------------       ----------
  (Address of Principal Executive Offices)               (Zip Code)

                                (206)  621-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes   X       No
                                  ---          ---
________________________
This filing contains 11 pages.  Exhibits index appears on page 10.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        March 31,           December 31,
                                                          1995                  1994
                                                       -----------          ------------
                            ASSETS

Cash                                                   $   234,902           $   377,075
Accounts receivable                                        220,238               220,434
Prepaid expenses                                           113,180               104,183
Property and equipment, net of accumulated
  depreciation of $10,174,881 and $9,782,163,
  respectively                                           6,124,006             6,344,168
Intangible assets, net of accumulated
  amortization of $9,906,508 and $9,654,241,
  respectively                                           7,728,725             7,977,559
                                                       -----------           -----------
Total assets                                           $14,421,051           $15,023,419
                                                       ===========           ===========

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                  $   433,579           $   482,881
Due to managing general partner and affiliates             121,761                87,702
Converter deposits                                         138,465               138,780
Subscriber prepayments                                     300,574               412,913
Notes payable                                           13,831,382            14,224,201
                                                       -----------           -----------
         Total liabilities                              14,825,761            15,346,477
                                                       -----------           -----------

Partners' equity:
  General Partners:
    Contributed capital, net                               (34,553)              (33,800)
    Accumulated deficit                                    (96,670)              (96,606)
                                                       -----------           -----------
                                                          (131,223)             (130,406)
                                                       -----------           -----------
  Limited Partners:
    Contributed capital, net                             9,296,605             9,371,145
    Accumulated deficit                                 (9,570,092)           (9,563,797)
                                                       -----------           -----------
                                                          (273,487)             (192,652)
                                                       -----------           -----------
         Total partners' equity                           (404,710)             (323,058)
                                                       -----------           -----------
Total liabilities and partners' equity                 $14,421,051           $15,023,419
                                                       ===========           ===========

  The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      For the three months ended March 31,
                                                      ------------------------------------
                                                           1995                  1994
                                                        ----------            ----------
Service revenues                                        $2,058,387            $1,879,078
Expenses:
  Operating                                                214,477               201,547
  General and administrative (including
     $326,365 and $244,606 to affiliates
     in 1995 and 1994, respectively)                       494,320               474,005
  Programming                                              451,653               334,409
  Depreciation and amortization                            644,986               625,778
                                                        ----------            ----------
                                                         1,805,436             1,635,739
                                                        ----------            ----------
Income from operations                                     252,951               243,339
Other income (expense):
  Interest expense                                        (261,951)             (254,653)
  Interest income                                            2,641                 2,153
                                                        ----------            ----------
                                                          (259,310)             (252,500)
                                                        ----------            ----------
Net loss                                                   ($6,359)              ($9,161)
                                                        ==========            ==========
Allocation of net loss:
  General Partners                                            ($64)                 ($92)
                                                        ==========            ==========
  Limited Partners                                         ($6,295)              ($9,069)
                                                        ==========            ==========
Net loss per limited partnership
  unit:  (29,816 units)                                        ($0)                  ($0)
                                                        ==========            ==========
Net loss per $1,000 investment                                 ($0)                  ($1)
                                                        ==========            ==========


  The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                       For the three months ended March 31,
                                                       ------------------------------------
                                                            1995                  1994
                                                          --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  ($6,359)              ($9,161)
 Adjustments to reconcile net loss to
  cash provided by operating activities:
   Depreciation and amortization                           644,986               625,778
   (Increase) decrease in operating assets:
     Accounts receivable                                       196                41,634
     Prepaid expenses                                       (8,997)                5,338
   Increase (decrease) in operating liabilities:
     Account payable and accrued expenses                  (49,302)             (186,458)
     Due to managing general partner and affiliates         34,059                37,581
     Converter deposits                                       (315)                2,725
     Subscriber prepayments                               (112,339)              (88,532)
                                                          --------              --------
Net cash from operating activities                         501,929               428,905
                                                          --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                  (172,557)              (95,309)
                                                          --------              --------
Net cash used in investing activities                     (172,557)              (95,309)
                                                          --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowings                         (392,819)             (497,103)
 Distributions to partners                                 (75,293)              (75,401)
 Loan fees and other costs incurred                         (3,433)                    0
 Repurchase of limited partner interest                          0               (12,000)
                                                          --------              --------
Net cash used in financing activities                     (471,545)             (584,504)
                                                          --------              --------
DECREASE IN CASH                                          (142,173)             (250,908)
CASH, beginning of period                                  377,075               561,067
                                                          --------              --------
CASH, end of period                                       $234,902              $310,159
                                                          ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest               $225,500              $289,318
                                                          ========              ========


  The accompanying note to unaudited financial statements is an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1995 and December 31, 1994, its Statements of Operations for the three months ended March 31, 1995 and 1994, and its Statements of Cash Flows for the three months ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totalled $2,058,387 for the three months ended March 31, 1995, representing an increase of approximately 10% over the same period in 1994. Of these revenues, $1,488,256 (72%) was derived from basic service charges, $214,242 (10%) from premium services, $66,972 (3%) from tier services, $66,122 (3%) from installation charges, $77,726 (4%) from service maintenance contracts and $145,069 (8%) from other sources. The revenue increase is due to an increase in basic subscribers of approximately 3% and a 155% increase in advertising revenue.

As of March 31, 1995, the Partnership's systems served approximately 23,450 basic subscribers, 7,500 premium subscribers and 4,100 tier subscribers.

Operating expenses totalled $214,477 for the three months ended March 31, 1995, representing an increase of approximately 6% over the same period in 1994.
This is mainly due to increases in salary and benefit costs.

General and administrative expenses totalled $494,320 for the three months ended March 31, 1995, representing an increase of 4% over the same period in 1994. This is due to increased management fees which coincide with revenue increases noted above, and an increase in certain wage and benefit costs, offset by decreases in copyright fees and discretionary incentive compensation.

Programming expenses totalled $451,653 for the three months ended March 31, 1995, representing a 35% increase over the same period in 1994. This is due to increases in costs charged by various program suppliers, additional fees associated with the launch of new channels in various systems, and higher advertising expenses related to the increased advertising revenue.

Depreciation and amortization expense increased 3% as compared to the same period in 1994. This is mainly due to depreciation on new assets placed into service during the last three quarters of 1994 and the first quarter of 1995.

Interest expense for the three months ended March 31, 1995 increased approximately 3% as compared to the same period in 1994. The average bank debt decreased from $15,428,000 during the first quarter of 1994 to $14,028,000 during the first quarter of 1995, however, the Partnership's effective interest rate increased from 6.25% in 1994 to 7.24% in 1995.


Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $750,000 revolving credit line, of which none was outstanding as of March 31, 1995. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
4.00 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.15 to 1. As of March 31, 1995 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $13,797,500. Certain fixed rate agreements in effect as of December 31, 1994 expired during the first quarter of 1995 and the Partnership entered into new agreements. As of the date of this filing, interest rates on the credit facility were as follows: $5,500,000 fixed at 8.23, expiring May 30, 1995; $3,262,500 fixed at 6.18% under the terms of a self-amortizing interest rate swap agreement with its lender, expiring September 30, 1995; and $5,000,000 fixed at 6.81% under the terms of an interest rate swap agreement with its lender expiring December 29, 1995. The balance of $35,000 bears interest at the prime rate plus 1/2% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the first quarter of 1995, the Partnership incurred approximately $173,000 in capital expenditures. These expenditures included new channel launches in various systems, work on a line extension in the Kosciusko, MS system, and a trunk distribution plant rebuild in Highlands, NC. Planned expenditures for the balance of 1995 include continuation of the line extension in the Kosciusko, MS system, rebuilding of the Highlands, NC trunk distribution plant, a system upgrade in the Philadelphia, MS system, and computer equipment upgrades for the various systems.


Effects of Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act substantially reregulated the cable television industry and imposed numerous requirements, including provisions subjecting rates for certain services and equipment to regulation by the applicable local franchising authority and by the Federal Communications Commission ("FCC"), exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, customer premises equipment compatibility and various other matters. On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those initial regulations, rates were evaluated against "competitive benchmarks" and were generally subject to rollbacks if they exceeded the benchmark levels. On February 22, 1994, the FCC substantially revised the rate regulation rules to effect further rate reductions effective May 15, 1994, or later in certain circumstances, based on complex formulas and revised benchmarks.

All of the Partnership's cable systems are potentially subject to rate regulation. The 1992 Act (i) requires the FCC to establish rate standards for basic cable service rates which may be regulated by the applicable local franchising authority, (ii) requires the FCC, upon receipt of a complaint, to review rates for additional tiers of cable service, (iii) regulates rates for mandatorily offered commercial leased access channels and (iv) eliminates the automatic five percent annual increase for basic rates allowed under prior law. Rates for channels offered on a per-channel basis as individual purchase options and pay-per-view events are excluded from rate regulation.

Basic service rates, including the equipment used to receive basic service, may be regulated by a local franchising authority once it has been "certified" by the FCC. When the certification becomes effective, the local franchise authority may request the cable operator to justify its existing rates charged for basic service and related equipment ("request for justification" or "RFJ"). Rates charged in excess of the maximum allowable rates determined under FCC regulations are subject to refund for the period in which the excess rates were charged or one year, whichever is shorter. Additional tiers of service are subject to regulation only upon an appropriately filed complaint to the FCC by any subscriber, franchising authority or other person ("subscriber complaints"). If no subscriber complaints are filed within 45 days of a change in the FCC regulated rates, such rates are not subject to challenge unless and until the cable operator seeks to modify them. Refund liability, if any, generally would be limited to any incremental increase in rates. In late 1994, the FCC revised its rules to permit cable operators to offer New Product Tiers at rates which they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing service tiers and offer them on the New Product Tier.

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. As of the date of this filing, the FCC has not released the text of its new rules so the Partnership is unable to determine the ultimate effects of the regulatory change. Based on the FCC's public comments, however, the new rules are anticipated to provide a significant degree of relief from rate regulation for the Partnership's systems.

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 37% of the Partnership's subscribers have elected to certify and one subscriber complaint has been filed in a system representing 8% of the Partnership's total subscribers. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

Future rate increases under this regulatory environment will be dependent on several factors including the level of inflation as measured by the annual change in the GNP-PI index, increases in "external costs" as defined by the FCC and possible changes to the existing rules regarding rate increases associated with the launch of new services on regulated tiers. Because of the uncertainties associated with these factors the future impact of rate regulation on the Partnership's results of operations cannot be determined at this time. Management feels it is reasonably possible under the price cap mechanism that operating margins will stabilize and perhaps increase in future periods as inflation and external cost increases are allowed to be passed through to subscribers through rate adjustments.

                          PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     None.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
        -----------------            ------------------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
        -----------------            ------------------------------------------
                                     Gary S. Jones
                                     (Vice President/Controller)
                                     (Chief Accounting Officer)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                        BY:  Northland Communications Corporation,
                             Managing General Partner



Dated:                  BY:
       ---------------      --------------------------------------------------
                            Richard I. Clark
                            (Vice President/Treasurer)



Dated:                  BY:
       ---------------      --------------------------------------------------
                            Gary S. Jones
                            (Vice President/Controller)
                            (Chief Accounting Officer)