Form 10-Q
period 1995-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1995-08-14
CIK 788736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended            JUNE 30, 1995
                         ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________________ to _____________________

Commission File Number:             0-16063
                         ------------------------------------------------------

                  NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
                  (Exact Name of Registrant as Specified in Charter)


           Washington                                 91-1318471
------------------------------------------------------------------------------
   (State of Organization)               (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington              98101
------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                 (Zip Code)

                                (206)  621-1351
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes   X       No
                                 -----        -----
________________________
This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             June 30,          December 31,
                                                              1995                1994
                                                           -----------         ------------
                                    ASSETS

Cash                                                       $   332,212          $   377,075
Accounts receivable                                            222,863              220,434
Prepaid expenses                                                71,094              104,183
Property and equipment, net of accumulated
  depreciation of $10,570,476 and $9,782,163,
  respectively                                               5,943,500            6,344,168
Intangible assets, net of accumulated
  amortization of $10,158,776 and $9,654,241,
  respectively                                               7,477,177            7,977,559
                                                           -----------          -----------
Total assets                                               $14,046,846          $15,023,419
                                                           ===========          ===========

                                 LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                      $   486,654          $   482,881
Due to managing general partner and affiliates                 151,710               87,702
Converter deposits                                             136,414              138,780
Subscriber prepayments                                         278,860              412,913
Notes payable                                               13,439,185           14,224,201
                                                           -----------          -----------
            Total liabilities                               14,492,823           15,346,477
                                                           -----------          -----------

Partners' equity:
  General Partners:
    Contributed capital, net                                   (35,306)             (33,800)
    Accumulated deficit                                        (96,329)             (96,606)
                                                           -----------          -----------
                                                              (131,635)            (130,406)
                                                           -----------          -----------
  Limited Partners:
    Contributed capital, net                                 9,222,065            9,371,145
    Accumulated deficit                                     (9,536,406)          (9,563,797)
                                                           -----------          -----------
                                                              (314,341)            (192,652)
                                                           -----------          -----------
            Total partners' equity                            (445,977)            (323,058)
                                                           -----------          -----------
Total liabilities and partners' equity                     $14,046,846          $15,023,419
                                                           ===========          ===========

The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                           For the six months ended June 30,
                                                           ---------------------------------
                                                               1995                 1994
                                                            ----------           ----------
Service revenues                                            $4,168,467           $3,815,376
Expenses:
  Operating                                                    419,664              418,243
  General and administrative (including
    $653,740 and $499,235 to affiliates
    in 1995 and 1994, respectively)                          1,001,866              954,456
  Programming                                                  915,199              699,714
  Depreciation and amortization                              1,292,848            1,256,471
                                                            ----------           ----------
                                                             3,629,577            3,328,884
                                                            ----------           ----------

Income from operations                                         538,890              486,492
Other income (expense):
  Interest expense                                            (518,271)            (490,429)
  Interest income                                                7.048                5,203
                                                            ----------           ----------
                                                              (511,223)            (485,226)
                                                            ----------           ----------

Net income                                                  $   27,667           $    1,266
                                                            ==========           ==========
Allocation of net income:
  General Partners                                          $      277           $       13
                                                            ==========           ==========
  Limited Partners                                          $   27,390           $    1,253
                                                            ==========           ==========
Net income per limited partnership
  unit:  (29,816 units)                                     $       1            $        0
                                                            ==========           ==========
Net income per $1,000 investment                            $       2            $        0
                                                            ==========           ==========

The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                              For the three months ended June 30,
                                                                              -----------------------------------
                                                                                   1995                 1994
                                                                                ----------           ----------
Service revenues                                                                $2,110,080           $1,936,298
Expenses:
  Operating                                                                        205,187              216,696
  General and administrative (including
    $327,375 and $254,630 to affiliates
    in 1995 and 1994, respectively)                                                507,545              480,451
  Programming                                                                      463,545              365,305
  Depreciation and amortization                                                    647,863              630,693
                                                                                ----------           ----------
                                                                                 1,824,140            1,693,145
                                                                                ----------           ----------

Income from operations                                                             285,940              243,153
Other income (expense):
  Interest expense                                                                (256,320)            (235,776)
  Interest income                                                                    4,406                3,050
                                                                                ----------           ----------
                                                                                  (251,914)            (232,726)
                                                                                ----------           ----------

Net income                                                                      $   34,026           $   10,427
                                                                                ==========           ==========
Allocation of net income:
  General Partners                                                              $      340           $      104
                                                                                ==========           ==========
  Limited Partners                                                              $   33,686           $   10,323
                                                                                ==========           ==========
Net income per limited partnership
  unit:  (29,816 units)                                                         $        1           $        0
                                                                                ==========           ==========
Net income per $1,000 investment                                                $        2           $        1
                                                                                ==========           ==========

The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                                For the six months ended June 30,
                                                                                ---------------------------------
                                                                                    1995                 1994
                                                                                ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $   27,667           $    1,266
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                 1,292,848            1,256,471
    (Increase) decrease in operating assets:
      Accounts receivable                                                            (2,429)               7,971
      Prepaid expenses                                                               33,089               31,822
    Increase (decrease) in operating liabilities:
      Account payable and accrued expenses                                            3,773             (215,009)
      Due to managing general partner and affiliates                                 64,008               57,782
      Converter deposits                                                             (2,366)               2,371
      Subscriber prepayments                                                       (134,053)            (116,084)
                                                                                 ----------           ----------
Net cash from operating activities                                                1,282,537            1,026,590
                                                                                 ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                          (387,645)            (261,881)
                                                                                 ----------           ----------
Net cash used in investing activities                                              (387,645)            (261,881)
                                                                                 ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                                                 (785,016)            (777,919)
  Distributions to partners                                                        (150,586)            (150,802)
  Loan fees and other costs incurred                                                 (4,153)                (234)
  Repurchase of limited partner interest                                                  -              (25,975)
                                                                                 ----------           ----------
Net cash used in financing activities                                              (939,755)            (954,930)
                                                                                 ----------           ----------

DECREASE IN CASH                                                                    (44,863)            (190,221)
CASH, beginning of period                                                           377,075              561,067
                                                                                 ----------           ----------
CASH, end of period                                                              $  332,212           $  370,846
                                                                                 ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                       $  592,459           $  533,972
                                                                                 ==========           ==========

The accompanying note to unaudited financial statements is an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1995 and December 31, 1994, its Statements of Operations for the six and three months ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six months ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totalled $2,110,080 for the three months ended June 30, 1995, representing an increase of approximately 9% over the same period in 1994. Of these revenues, $1,509,479 (71%) was derived from basic service charges, $217,033 (10%) from premium services, $78,119 (4%) from tier services, $79,381 (4%) from installation charges, $77,622 (4%) from service maintenance contracts and $148,446 (7%) from other sources. The revenue increase is due to rate increases placed into effect during the second quarter 1995 and a 162% increase in advertising revenue.

As of June 30, 1995, the Partnership's systems served approximately 23,200 basic subscribers, 8,100 premium subscribers and 4,700 tier subscribers.

Operating expenses totalled $205,187 for the three months ended June 30, 1995, representing a decrease of approximately 5% over the same period in 1994. This is mainly the result of a decrease in system maintenance expense and one less operating employee offset by an increase in salary and benefit costs.

General and administrative expenses totalled $507,545 for the three months ended June 30, 1995, representing an increase of 6% over the same period in 1994. This is due to increased management fees which coincide with revenue increases noted above and an increase in certain wage and benefit costs, offset by decreases in copyright fees and marketing costs.

Programming expenses totalled $463,545 for the three months ended June 30, 1995, representing a 27% increase over the same period in 1994. This is due to increases in costs charged by various program suppliers, additional fees associated with the launch of new channels in various systems, and higher advertising expenses related to the increased advertising revenue.

Depreciation and amortization expense increased 3% as compared to the same period in 1994. This is mainly due to depreciation on new assets placed into service during the last two quarters of 1994 and the first two quarters of 1995.

Interest expense for the three months ended June 30, 1995 increased approximately 9% as compared to the same period in 1994. The average bank debt decreased from $15,010,000 during the second quarter of 1994 to $13,604,000 during the second quarter of 1995, however, the Partnership's effective interest rate increased from 6.29% in 1994 to 7.14% in 1995.


Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $750,000 revolving credit line, of which none was outstanding as of June 30, 1995. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
4.00 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.15 to 1. As of June 30, 1995 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $13,410,000. Certain fixed rate agreements in effect as of March 31, 1995 expired during the second quarter of 1995 and the Partnership entered into new agreements. As of the date of this filing, interest rates on the credit facility were as follows: $5,500,000 fixed at 7.92%, expiring October 31, 1995; $2,875,000 fixed at 6.18% under the terms of a self-amortizing interest rate swap agreement with its lender, expiring September 30, 1995; and $5,000,000 fixed at 6.81% under the terms of an interest rate swap agreement with its lender expiring December 29, 1995. The balance of $35,000 bears interest at the prime rate plus 1/2% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the second quarter of 1995, the Partnership incurred approximately $215,000 in capital expenditures. These expenditures included the continuation of distribution plant rebuilds in the Highlands, NC and Starkville, MS systems and the purchase of a vehicle and ad production equipment in the Forest, MS system. Planned expenditures for the balance of 1995 include continued rebuilding of the Highlands, NC, Kosciusko, MS and Starkville, MS distribution plant and a line extension to pass an additional 70 homes in the Starkville, MS system. Additionally, the partnership has renewed an exclusive bulk service agreement with Mississippi State University (MSU) for a period of ten years with a five year renewal option. As a condition to the agreement, the partnership will make certain capital improvements to the plant serving MSU at an approximate cost of $250,000. It is expected that these improvements will be completed during 1995.


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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

     27  Financial Data Schedule

(b)  No reports on Form 8-K have been filed during the quarter ended
     June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:  /s/ RICHARD I.CLARK
        -----------------        -----------------------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
        -----------------        -----------------------------------------
                                 Gary S. Jones
                                 (Vice President)