Form 10-Q
period 1995-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1995-11-13
CIK 788736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended            SEPTEMBER 30, 1995
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to
                                                   -------------  --------------

Commission File Number:             0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)

       Washington                                        91-1318471
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington          98101
    (Address of Principal Executive Offices)              (Zip Code)

                                (206)  621-1351
              (Registrant's telephone number, including area code)

                                      N/A
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X       No
                                 -----        -----


------------------------------
This filing contains    pages.  Exhibits index appears on page   .
                     --                                        --

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                   September 30,       December 31,
                                                                        1995               1994
                                                                   -------------       ------------
                                       ASSETS

Cash                                                                $   317,593        $   377,075
Accounts receivable                                                     263,630            220,434
Prepaid Expenses                                                         90,427            104,183
Property and equipment, net of accumulated
  depreciation of $10,972,310 and $9,782,163,
  respectively                                                        5,745,102          6,344,168
Intangible assets, net of accumulated
  amortization of $10,411,043 and $9,654,241,
  respectively                                                        7,224,910          7,977,559
                                                                    -----------        -----------
Total assets                                                        $13,641,662        $15,023,419
                                                                    ===========        ===========


                           LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                               $   551,686        $   482,881
Due to managing general partner and affiliates                          118,729             87,702
Converter deposits                                                      135,746            138,780
Subscriber prepayments                                                  304,092            412,913
Notes payable                                                        13,046,207         14,224,201
                                                                    -----------        -----------
                  Total liabilities                                  14,156,460         15,346,477
                                                                    -----------        -----------
Partners' equity:
 General Partners:
   Contributed capital, net                                             (36,059)           (33,800)
   Accumulated deficit                                                  (96,265)           (96,606)
                                                                    -----------        -----------
                                                                       (132,324)          (130,406)
                                                                    -----------        -----------
 Limited Partners:
   Contributed capital, net                                           9,147,525          9,371,145
   Accumulated deficit                                               (9,529,999)        (9,563,797)
                                                                    -----------        -----------
                                                                       (382,474)          (192,652)
                                                                    -----------        -----------

                  Total partners' equity                               (514,798)          (323,058)
                                                                    -----------        -----------

Total liabilities and partners' equity                              $13,641,662        $15,023,419
                                                                    ===========        ===========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                 For the nine months ended September 30,
                                                 ---------------------------------------

                                                    1995                         1994
                                                 ----------                   ----------

Service revenues                                 $6,353,192                   $5,837,085

Expenses:
  Operating                                         629,554                      598,671
  General and administrative (including
     $1,014,041 and $754,640 to affiliates
     in 1995 and 1994, respectively)              1,574,979                    1,455,987
Programming                                       1,408,342                    1,090,788
Depreciation and amortization                     1,946,950                    1,896,185

                                                 ----------                   ----------
                                                  5,559,825                    5,041,631
                                                 ----------                   ----------

Income from operations                              793,367                      795,454

Other income (expense):
   Interest expense                                (770,228)                    (732,572)
   Interest income                                   11,000                        8,292
   Gain on disposal of assets                           -                          1,533
                                                 ----------                   ----------
                                                   (759,228)                    (722,747)
                                                 ----------                   ----------


Net income                                       $   34,139                       72,707
                                                 ==========                   ==========


Allocation of net income:

   General Partners                              $      341                   $      727
                                                 ==========                   ==========


   Limited Partners                              $   33,798                   $   71,980
                                                 ==========                   ==========


Net income per limited partnership unit:
     (29,816 units)                              $        1                   $        2
                                                 ==========                   ==========


Net income per $1,000 investment                 $        2                   $        5
                                                 ==========                   ==========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                 For the three months ended September 30,
                                                 ----------------------------------------

                                                    1995                          1994
                                                 ----------                    ----------

Service revenues                                 $2,184,725                    $2,021,709

Expenses:
  Operating                                         209,890                       180,428
  General and administrative (including
     $360,301 and $255,405 to affiliates
     in 1995 and 1994, respectively)                573,113                       501,531
Programming                                         493,143                       391,074
Depreciation and amortization                       654,102                       639,714

                                                 ----------                    ----------
                                                  1,930,248                     1,712,747
                                                 ----------                    ----------

Income from operations                              254,477                       308,962

Other income (expense):
   Interest expense                                (251,956)                     (242,143)
   Interest income                                    3,952                         3,089
   Gain on disposal of assets                           -                           1,533

                                                 ----------                    ----------
                                                   (248,004)                     (237,521)
                                                 ----------                    ----------


Net income                                       $    6,473                    $   71,441
                                                 ==========                    ==========


Allocation of net income

   General Partners                              $       65                    $      714
                                                 ==========                    ==========


   Limited Partners                              $    6,408                    $   70,727
                                                 ==========                    ==========


Net income per limited partnership unit:
     (29,816 units)                              $      -                      $        2
                                                 ==========                    ==========


Net income per $1,000 investment                 $      -                      $        4
                                                 ==========                    ==========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          For the nine months ended September 30,
                                                          ---------------------------------------

                                                              1995                        1994
                                                          -----------                 -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $    34,139                 $    72,707
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                            1,946,950                   1,896,185
   (Increase) decrease in operating assets:
     Accounts receivable                                      (43,196)                     (4,499)
     Prepaid expenses                                          13,756                     (19,649)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     68,805                    (284,841)
     Due to managing general partner and affiliates            31,027                      54,915
     Converter deposits                                        (3,034)                      1,277
     Subscriber prepayments                                  (108,821)                    (94,194)

                                                          -----------                 -----------
Net cash from operating activities                          1,939,626                   1,621,901
                                                          -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (591,082)                   (571,935)

                                                          -----------                 -----------
Net cash used in investing activities                        (591,082)                   (571,935)
                                                          -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                           (1,177,994)                 (1,059,336)
Distributions to partners                                    (225,879)                   (226,206)
Loan fees and other costs incurred                             (4,153)                       (234)
Repurchase of limited partner interest                            -                       (25,975)

                                                          -----------                 -----------
Net cash used in financing activities                      (1,408,026)                 (1,311,751)
                                                          -----------                 -----------

DECREASE IN CASH                                              (59,482)                   (261,785)

CASH, beginning of period                                     377,075                     561,067


                                                          -----------                 -----------
CASH, end of period                                       $   317,593                 $   299,282
                                                          ===========                 ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest               $   724,899                 $   792,208
                                                          ===========                 ===========



The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1995 and December 31, 1994, its Statements of Operations for the nine and three months ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,184,725 for the three months ended September 30, 1995, representing an increase of approximately 8% over the same period in 1994. Of these revenues, $1,532,718 (70%) was derived from basic service charges, $218,534 (10%) from premium services, $83,355 (4%) from tier services, $95,551 (4%) from installation charges, $77,845 (4%) from service maintenance contracts and $176,722 (8%) from other sources. The revenue growth is due to rate increases placed into effect during the second quarter 1995, an increase in subscribers of 3% and a significant increase in advertising revenue.

As of September 30, 1995, the Partnership's systems served approximately 24,100 basic subscribers, 8,400 premium subscribers and 5,000 tier subscribers.

Operating expenses totaled $209,890 for the three months ended September 30, 1995, representing an increase of approximately 6% over the same period in 1994. This is mainly the result of an insurance reimbursement for storm damage in the Highlands, NC system in the prior year, increased salary and benefit costs offset by one less operating employee.

General and administrative expenses totaled $573,113 for the three months ended September 30, 1995, representing an increase of 14% over the same period in 1994. This is due to increased management fees which coincide with revenue growth noted above, an increase in certain wage and benefit costs, and an increase in discretionary bonus compensation, offset by decreases in copyright fees and marketing costs.

Programming expenses totaled $493,143 for the three months ended September 30, 1995, representing a 26% increase over the same period in 1994. This is due to increases in costs charged by various program suppliers, additional fees associated with the launch of new channels in various systems, and higher advertising expenses related to the increased advertising revenue.

Depreciation and amortization expense increased 2% as compared to the same period in 1994. This is mainly due to depreciation on new assets placed into service during the last quarter of 1994 and the first three quarters of 1995, offset by assets becoming fully depreciated during the third quarter of 1995.

Interest expense for the three months ended September 30, 1995 increased approximately 4% as compared to the same period in 1994. The average bank debt decreased from $14,735,000 during the third quarter of 1994 to $13,604,000 during the third quarter of 1995, however, the Partnership's effective interest rate increased from 6.81% in 1994 to 7.45% in 1995.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $750,000 revolving credit line, of which none was outstanding as of September 30, 1995. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
3.50 to 1 and a minimum ratio of annualized operating cash flow to pro forma debt service of 1.15 to 1. As of September 30, 1995 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $13,022,500. Certain fixed rate agreements in effect as of June 30, 1995 expired during the third quarter of 1995 and the Partnership entered into new agreements. As of the date of this filing, interest rates on the credit facility were as follows: $5,500,000 fixed at 7.84%, expiring November 30, 1995; $2,475,000 fixed at 7.84%, expiring November 30, 1995; and $5,000,000 fixed at 6.81% under the terms of an interest rate swap agreement with its lender expiring December 29, 1995. The balance of $47,500 bears interest at the prime rate plus 1/2% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the third quarter of 1995, the Partnership incurred approximately $203,000 in capital expenditures. These expenditures included the completion of a distribution plant rebuild and the initial phases of line extensions to pass approximately 375 homes in the Starkville, MS system, the purchase of land for construction of a new office in the Philadelphia, MS system, a vehicle purchase in the Forest, MS system and rebuilding of hurricane damaged distribution plant in the Highlands, NC system.

Planned expenditures for the balance of 1995 include continued rebuilding of the distribution plant in various systems, continuation of the line extensions and channel additions in the Forest, MS system.

Acquisition of Assets

On August 15, 1995, Northland Premier Cable Limited Partnership, an affiliate of the Partnership entered into an agreement to acquire substantially all operating assets and franchise rights of the cable television systems in or around the communities of Sapphire, Cedar Creek, Cedar Ridge Estates, Lake Lure, Chimney Rock, Fairfield Mountains, Bat Cave, Gerton and Mill Springs, all in the state of North Carolina. The cable television systems are owned and operated by Phoenix Cable Income Fund.

The Partnership will acquire approximately 725 subscribers in or around the communities of Sapphire, Cedar Creek and Cedar Ridge Estates, North Carolina (the "Sapphire Valley system"), and the remaining cable television systems will be acquired by Northland Prremier Cable Limited Partnership. The estimated purchase price of the systems is $1,276,000 and the closing date is anticipated on or about December 15, 1995.

The Partnership received terms from its existing lender to increase its revolving credit line to $2,000,000. The Partnership will use the proceeds to finance the acquisition of the Sapphire Valley system and provide working capital to finance future capital expenditures.


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

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules is dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

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


ITEM 1 Legal proceedings
      None

ITEM 2 Changes in securities
      None

ITEM 3 Defaults upon senior securities
      None

ITEM 4 Submission of matters to a vote of security holders
      None

ITEM 5 Other information
      None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

      10.40 Asset Purchase Agreement between Northland Premier Cable Limited Partnership and Phoenix Cable Income Fund dated August 15, 1995.

      27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:  /s/ RICHARD I.CLARK
        -----------------        ---------------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
        -----------------        ---------------------------------
                                 Gary S. Jones
                                 (Vice President)