Form 10-K
period 1995-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1996-04-01
CIK 788736

               FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________

                         Commission file number 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         STATE OF WASHINGTON                      91-1318471
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

     3600 WASHINGTON MUTUAL TOWER
1201 THIRD AVENUE, SEATTLE, WASHINGTON                      98101
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (206) 621-1351

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered
         (NONE)                                     (NONE)

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

                       DOCUMENTS INCORPORATED BY REFERENCE
                      (Partially Incorporated into Part IV)

         (1) Form S-1 Registration Statement declared effective on July 10, 1986 (No. 33-2928).

         (2) Form 10-K Annual Reports for fiscal years ended December 31, 1986, December 31, 1988, December 31, 1989, December 31, 1990
                  and December 31, 1992, respectively.

         (3)      Form 8-A Registration Statement filed July 24, 1987.

         (4)      Form 10-Q Quarterly Report for period ended September 30,
                  1988.


This filing contains ______ pages. Exhibits Index appears on page _____. Financial Statements/Schedules Index appears on page _____.

                                     PART I

ITEM 1.   BUSINESS

         Northland Cable Properties Six Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 1,880 limited partners as of December 31, 1995. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

         Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for 6 cable television systems owned by limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

         NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Owner of Northland Cable News, Inc.

                  NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local programming.

         NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 as the holding company for the following entities:

                  CABLE TELEVISION BILLING, INC. - formed in June 1987 and principally involved in the development and production of computer software used in connection with the billing and financial recordkeeping for cable systems owned or managed by Northland or Northland Cable Television, Inc.

                  NORTHLAND INVESTMENT CORPORATION - formed in 1988 and principally involved in the underwriting of Northland sponsored limited partnership securities offerings.

                  CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the production and development of video commercial advertisements.

         NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for the following entity:

                  STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in acquiring and operating an AM radio station serving the community of Statesboro, GA and surrounding areas.

         The Partnership was formed on January 22, 1986 and began operations in 1986 with the acquisition of the cable television systems serving the communities of and contiguous areas surrounding Starkville, Maben and Mathiston, Mississippi (the "Starkville System"), six additional communities in central Mississippi (the "Philadelphia System"), and the community of and contiguous areas surrounding Highlands, North Carolina (the "Highlands System"). In July 1988, the Partnership completed its purchase of the cable television systems serving Sandersville and Heidelberg, Mississippi and certain areas of Jones County and Jasper County, Mississippi (the "Sandersville System"). In December 1995, the Partnership purchased the cable television system serving Sapphire Valley, Cedar Creek and certain areas of Jackson County, North Carolina (the "Sapphire Valley System")(collectively herein referred to as the "Systems"). As of December 31, 1995, the total number of basic subscribers served by the Systems was 24,430, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 78% as compared to an industry average of approximately 64%, as reported by the PAUL KAGAN ASSOCIATES, INC. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

         The Partnership has 24 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2017, have been granted by local, county, state and other governmental authorities in the areas in which the Systems currently operate. Annual franchise fees are paid to the granting governmental authorities. These fees vary between 2% and 5% of the respective gross revenues of the system in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

         The Partnership serves the communities and surrounding areas of Starkville and Philadelphia, Mississippi and Highlands, North Carolina. The following is a description of these areas:

         Starkville, MS: The City of Starkville is the home of Mississippi State University with an enrollment of approximately 12,000 students. The university's 10 colleges and schools comprise 58 departments that offer more than 120 majors. Mississippi State is also the largest employer in Starkville, with nearly 1,300 faculty members or professionals and 1,450 support staff. Also located in Starkville is the Mississippi Research and Technology Park, which is a long-range economic development project initiated through the joint efforts of the City of Starkville, Oktibbeha County, Mississippi State University and the local business community. The park is located on approximately 220 acres across from the entrance to the university and will enhance high-technology research for application to the economic sector. The developers and businesses that comprise the park intend to work hand in hand with research efforts at the university, and companies that locate in the park will have the benefit of university facilities and faculty. Certain information regarding the Starkville, MS system as of December 31, 1995 is as follows:

                  Basic Subscribers                            8,435
                  Tier Subscribers                             2,484
                  Premium Subscribers                          3,663
                  Estimated Homes Passed                      10,680

         Philadelphia, MS and Sandersville, MS: The Philadelphia System and the Sandersville System encompass eight communities and six counties located in central Mississippi. These systems are operated as three separate profit centers grouped as follows:

                  Profit Center #1 - Philadelphia, Mississippi
                  Profit Center #2 - Kosciusko and Carthage, Mississippi Profit Center #3 - Forest, Morton, Raleigh and Sandersville,
                                     Mississippi

The local economies of the communities included in the Philadelphia System are based primarily in manufacturing. The region has excellent highway and railroad transportation, a year-round mild climate, and the availability of a trained, cost-effective labor force. One of the main industries in the area is poultry. Nearly two million birds are dressed weekly in the city of Forest, which ranks as the second-largest producer of broilers in the nation. Other industries in the area include apparel, ready mix concrete, frozen food products, lumber, small appliances, electronic assembly, meat processing and steel. Certain information regarding the Philadelphia, MS and Sandersville, MS systems as of December 31, 1995 is as follows:

                                   Philadelphia       Kosciusko        Forest
                                   ------------       ---------        ------
         Basic Subscribers             3,930            4,387           4,846
         Tier Subscriber               1,073            1,045             509
         Premium Subscribers           1,527            1,152           1,617
         Estimated Homes Passed        4,270            5,290           6,895


         Highlands, NC: Located on a high plateau of the Blue Ridge Mountains where the corners of Georgia, North Carolina and South Carolina meet, Highlands has long offered a cool and beautiful summer retreat for the affluent families from such southern cities as Atlanta, New Orleans and Tampa. The Highlands region is almost encircled by the 200,000 acres of the End National Forest, and boasts a lush mixture of hardwoods and evergreens because of an abundant rainfall. Highlands has an average altitude of over 4,000 feet, and thus maintains a temperate summer climate. The influx of tourists increases Highland's year-round population of approximately 2,000 to over 20,000 between May and October.

         The Highlands area is perhaps best known for its exclusive golf clubs. There are three beautiful golf courses in the Highlands area, the oldest being the Highlands Country Club. About half the land in the Highlands area is under private ownership; the rest is part of the End National Forest, and is open for hiking, fishing, hunting, camping and other outdoor activities. The private land near the golf courses consists largely of exclusive housing developments, many of which feature rambling, ranch-style vacation homes with values ranging from $200,000 to a half million dollars. The Great Smokey Mountains National Park and the Blue Ridge Parkway are within easy driving distance of Highlands. Several lakes in the area offer swimming, boating, skiing, fishing and other water sports. Rafting is also popular in the area due to the close proximity of the Chattooga and Cullasaja Rivers. Certain information regarding the Highlands, NC System as of December 31, 1995 is as follows:

                  Basic Subscribers                           2,832
                  Premium Subscribers                           490
                  Estimated Homes Passed                      4,075

         The Partnership had 35 employees as of December 31, 1995. Management of these systems is handled through offices located in the towns of Starkville, Forest, Sandersville, Kosciusko and Philadelphia, Mississippi and in Highlands, North Carolina. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

         The Partnership's cable television business is generally not considered seasonal. The business of the Partnership is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Partnership did not engage in any research and development activities.

         Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming services, such as Cartoon Network, CNBC or American Movie Classics. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel.

COMPETITION

         Due to factors such as the non-exclusivity of the Partnership's franchises, recent regulatory changes and Congressional action, the rapid pace of technological developments, and the adverse publicity received by the cable industry regarding the lack of competition, there is a substantial likelihood that the Partnership's systems will be subject to a greater degree of competition in the future.

         Other Entertainment Alternatives The Partnership's systems compete with other communications and entertainment media, including conventional over-the-air television broadcasting stations. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of over-the-air television broadcasts. In some of the areas served by the Partnership's systems, several of the broadcast television channels can be adequately received off-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than available off-air.

         Cable television systems also are susceptible to competition from other video programming delivery systems (discussed below), from other forms of home entertainment such as video cassette recorders, and, in varying degrees, from sources of entertainment in the communities served, including motion picture theaters, live theater and sporting events.

         Overbuilds Recent federal legislation and court decisions have increased the likelihood that incumbent cable operators will face instances of "overbuilding". Overbuilding occurs when a cable operator who is not affiliated with the incumbent franchise holder applies for and receives a second franchise from the local franchising authority and constructs a cable system in direct competition with that of the incumbent. None of the Partnership's franchises provide for exclusivity. Overbuilding typically occurs where the overbuilder believes it can attract a profitable share of the incumbent operator's customer base. Overbuilding also may occur if the local franchising authority authorizes construction of a governmentally owned and operated cable system. However, Management believes that given the current regulatory environment related to cable rates, the attractiveness of overbuilding may have been diminished.

         Wireless Services A variety of services, often generically referred to as "wireless" cable, distribute video programming via omnidirectional low-power microwave signals from a stationary transmitter to customers at fixed locations. For many years such services faced governmental restrictions on the types of programming they could distribute and were generally prevented, by regulatory and technological reasons, from distributing the quantity of programming distributed by cable operators. Wireless operators also faced difficulty in obtaining access to certain programming produced by vendors affiliated with the cable industry.

         In recent years, the Federal Communications Commission (the "FCC") has adopted policies for authorizing new technologies and providing a more favorable regulatory environment for certain existing wireless technologies. Such policies have the potential to create additional competition for cable television systems. The FCC recently amended its regulations to enable multi-channel, multi-point distribution services ("MMDS"), to compete more effectively with cable television systems by making available additional channels to the MMDS industry.

         On December 10, 1992, the FCC commenced a rulemaking in which a new wireless multichannel video service is proposed to be created. The proposed new service is called the Local Multichannel Distribution Service ("LMDS") and will operate in the 27.5 - 29.5 MHz frequency band. LMDS providers, as the FCC currently proposes, would have no restrictions on the kinds of service that may be offered. No major technological advances which would adversely affect the Partnership's business have been made during 1995.

         There can be no assurance, however, that future competition brought about by MMDS, LMDS and other wireless technologies will not have a material adverse effect on Partnership operations. As noted below, the recent Congressional legislation, among other things, is designed to make programming that is currently available to the cable television industry available to other technologies to foster the growth of alternative video programming delivery services.

         Satellite Delivered Services Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems, generally referred to as Satellite Master Antenna Television ("SMATV") providers, often enter into exclusive agreements with apartment building owners or homeowner's associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Due to the widespread availability of reasonably priced satellite signal reception dishes or earth stations, SMATV systems now can offer both improved reception of local televisions station and many of the same satellite-delivered programming services that are offered by franchised cable television systems. Moreover, SMATV systems generally are free of the regulatory burdens imposed on franchised cable television systems. Although a number of states and some municipalities have enacted laws and ordinances to afford operators of franchised cable television systems access to private complexes, several of such laws and ordinances have been challenged successfully in the courts, and others are under attack. Because the Partnership generally has been able to enter into access agreements with owners of private complexes, in Management's opinion, successful challenges to access statutes would not have a material adverse effect on the operations of the Partnership.

         Reasonably priced earth stations designed for private home use now enable individual households to receive many of the satellite-delivered programming services formerly available only to cable television subscribers. Many satellite programmers now encode their signals in order to allow reception only by means of authorized decoding equipment.

         Direct broadcast satellite ("DBS") service consists of satellite services that focus on delivering programming services directly to homes using high-power signals transmitted by satellites to receiving facilities located on the premises of subscribers. With an antenna as small as 18 inches, a DBS customer can receive a hundred or more programming signals. Several companies are preparing to have high-powered DBS systems in place by the middle of this decade, and two, DirecTv, an affiliate of Hughes Communications, United States Satellite Broadcasting Co., an affiliate of Hubbard Broadcasting and Primestar, owned by a consortium of cable television operators, have launched their systems. It is expected that these DBS operators will use video compression technology to increase the channel capacity of their systems to provide a package of movies, broadcast stations and other programming services competitive with those of cable television systems.

         Using a national base of subscribers, it is possible that DBS companies may be able to offer new and highly specialized services which may not be available to the cable television industry, but as channel capacity and penetration of cable television systems increase, the cable industry is expected to have the ability to offer additional services as well. Because DBS systems deliver their services using satellite technology, they may not be able to provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is considered a significant advantage in developing and maintaining subscriber support. The extent to which DBS systems will be competitive with the services provided by cable television systems will depend, among other things, on the ability of DBS operators to finance substantial start-up costs and to create their own programming or to obtain access to existing programming. Recent federal legislation requires cable programmers under certain circumstances to offer their programming to operators of DBS, MMDS and other multi-channel video systems at not unreasonably discriminatory prices.

         During 1995, the Partnership did not experience any significant subscriber loss to DBS. There can be no assurance, however, that future competition brought about by DBS will not have a material adverse impact on Partnership operations.

         Telephone Companies Federal law, FCC regulations and the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T all limit in various ways the provision of video programming and other information services by telephone companies. Federal law codifies FCC cross-ownership regulations which, among other things, prohibit local telephone exchange companies including the seven Regional Bell Operating Companies ("RBOCs"), from providing video programming directly to subscribers within their local exchange service areas, except in rural areas or by specific waiver of FCC rules. These statutory provisions and corresponding FCC regulations are of particular competitive importance because these telephone companies already own much of the plant necessary for cable television operations, such as poles, underground conduits, associated rights-of-way and connections to the home.

         In July 1991, the U.S. District Court responsible for the Modified Final Judgment lifted the prohibition on the provision of information services by the RBOCs. As a result, the RBOCs were allowed to acquire or construct cable television systems outside of their own service areas. Another federal court held that the cable/telco cross-ownership prohibitions unconstitutionally abridge the First Amendment rights of the RBOCs and other telephone companies. Several RBOCs have entered into agreements to purchase cable television systems outside their service areas. Management believes that such purchases of existing cable television systems do not represent a significant competitive threat to the Partnership

         In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such "video dialtone" systems and several experimental systems have been approved by the FCC. No such systems were proposed in a community in which the Partnership holds a cable franchise.

         Recent Federal laws have significantly changed the restrictions on telephone companies with respect to their ability to own and operate video programming delivery systems within their own service areas. See "Regulation - The 1996 Act."

         There can be no assurance that future competition brought on by telephone company participation in the cable television industry will not have a material adverse effect on the Partnership's operations.

REGULATION

         The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Provisions of regulatory events that have impacted the Partnership's operations are summarized below.

         The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. The 1992 Cable Act became generally effective on December 4, 1992, although certain provisions became effective at later dates. The 1992 Cable Act represents a significant change in the regulatory framework under which cable television systems operate and has had and likely will continue to have a significant impact on the cable industry and the Partnership's business.

         Since the Cable Communications Policy Act of 1984 (the "1984 Cable Act") became effective, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Partnership's systems. Effective September 1, 1993, rate regulation was instituted for certain cable television services and equipment in communities that are not subject to "effective competition" as defined in the legislation. Effective competition is defined by this law to exist only where (i) fewer than 30 percent of the households in the franchise area subscribe to the cable service of a cable system; (ii) there are at least two unaffiliated multichannel video programming distributors serving the franchise area meeting certain penetration criteria; or
(iii) a multichannel video programming distributor is available to 50 percent of the homes in the franchise area and is operated by the franchising authority. Virtually all cable television systems in the United States, including all of the Partnership's systems, are not subject to effective competition under this definition and therefore are subject to rate regulation for basic service by local franchising authority officials under the oversight of the FCC and subject to rate regulation for their remaining programming services (other than those offered for a per-channel or per-program charge) by the FCC.

         The 1992 Cable Act requires each cable system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry, and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted its initial regulations governing rates for the basic service tier. Under the regulations adopted by the FCC on April 1, 1993, local franchising authorities, after meeting certain requirements, can require cable operators to reduce the rates for the basic service tier by up to 10 percent from the rates in effect on September 30, 1992, if those rates exceed a per-channel benchmark established by the FCC. Local franchising authorities also are empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the basic service tier and the installation and monthly use of connections for additional television sets. The FCC's regulations require franchising authorities to regulate these rates on the basis of actual cost standards developed by the FCC.

         A local franchising authority seeking to regulate basic service rates must certify to the FCC that, among other things, it has adopted regulations consistent with the FCC's rate regulation guidelines and criteria. If a local franchising authority's certification is deficient or subsequently is revoked, then the FCC is required to regulate the cable operator's basic service rates until the local franchising authority is properly certified or until such time as effective competition exists within the cable system's franchise area.

         Under the initial regulations adopted by the FCC on April 1, 1993, the FCC, in response to complaints by a subscriber, franchising authority or other governmental entity, required cable operators to reduce the rates for tiers of service other than the basic service tier ("CPST's") by up to 10 percent from the rates in effect on September 30, 1992, if those rates were determined to exceed a per-channel benchmark established by the FCC. In response to complaints, the FCC also regulates, on the basis of actual cost, the rates for equipment used only to receive these higher service tiers.

         Only the FCC may regulate CPST's. Neither the FCC nor a local franchising authority has jurisdiction over a cable system's rates for programming provided on a per-channel or per-program basis.

         As part of the implementation of the new regulations, the FCC froze all rates in effect on April 5, 1993 until May 15, 1994, except rates for premium and pay-per-view programming services and equipment. On February 22, 1994, the FCC adopted rules that modify, among other things, the FCC's benchmark system for determining the maximum rates for regulated services on cable systems not subject to effective competition. In addition to adopting new, lower benchmark levels, the FCC's regulations (i) allow local franchising authorities to require cable operators to reduce the rate for the basic service tier by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount, and (ii) allow the FCC, in response to a complaint, to require cable operators to reduce the rates for CPST's by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount.

  In late 1994, the FCC revised its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. The FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services in addition to the present formula for calculating the permissible rate for new services. Commencing January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Cable operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Cable operators electing to use the 20 cents per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC indicated that it would request further comment on whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         Additionally, the FCC will permit cable operators to offer New Product Tiers ("NPT") at rates which they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing service tiers and offer them on the NPT.

         Under the 1992 Cable Act, cable systems may not require subscribers to purchase any service tier other than the basic tier as a condition of access to video programming offered on a per-channel or per-program basis. Cable systems are allowed a 10-year phase-in period to the extent necessary to implement the required technology to facilitate such access. The FCC may grant extensions of the 10-year time period, if deemed necessary.

         The 1992 Cable Act also provides that the consent of most television stations (except satellite-delivered television stations that were provided to the cable television industry as of May 1, 1991, and noncommercial stations) would be required before a cable system could retransmit their signals. Alternatively, a television station could elect to exercise must-carry rights. Must-carry rights entitle a local broadcast station to demand carriage on a cable system, and a system generally is required to devote up to one-third of its channel capacity for the carriage of local stations. Litigation challenging the constitutionality of the mandatory broadcast signal carriage requirements of the 1992 Cable Act is currently pending before the United States Supreme Court. The must-carry rules will remain in effect during the pendency of the proceedings before the United States Supreme Court. If must-carry requirements withstand judicial review, the requirements may cause displacement of more attractive programming. If retransmission consent requirements withstand judicial review and broadcast stations require significant monetary payments for cable system carriage of their signals, the cost of such signal carriage may adversely affect the Partnership's operations.

         In addition, the 1992 Cable Act (i) requires cable programmers under certain circumstances to offer their programming to present and future competitors of cable television such as multichannel multipoint distribution services ("MMDS"), satellite master antenna systems ("SMATV") and direct broadcast satellite system operators; (ii) prohibits new exclusive contracts with program suppliers without FCC approval; (iii) bars municipalities from granting exclusive franchises and from unreasonably refusing to grant additional competitive franchises; (iv) permits municipal authorities to operate a cable system without a franchise; (v) regulates the ownership by cable operators of other media such as MMDS and SMATV; (vi) bars, subject to several stated exceptions, cable operators from selling or transferring ownership in a cable system for a three-year period following the acquisition or initial construction of the system; and (vii) prohibits a cable operator from charging a customer for any service or equipment that the subscriber has not affirmatively requested.

         In response to the 1992 Cable Act, the FCC has imposed or will impose new regulations in the areas of customer service, technical standards, compatibility with other consumer electronic equipment such as "cable ready" television sets and video cassette recorders, equal employment opportunity, privacy, rates for leased access channels, obscene or indecent programming, limits on national cable system ownership concentration, standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator and disposition of a customer's home wiring.

         The 1992 Cable Act and subsequent FCC rulings have generally increased the administrative and operational expenses of cable television systems as a result of additional regulatory oversight by the FCC and local franchise authorities. There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act. The litigation concerning the must-carry rules is described above. Appeals also have been filed in connection with litigation resulting from the

FCC's rate regulation rulemaking decisions. The Partnership cannot determine at this time the outcome of pending FCC rulemakings, the litigation described herein, or the impact of any adverse judicial or administrative decisions on the Partnership's systems or business.

         Other Regulatory Developments In November 1991, the FCC released a Report and Order in which it concluded, among other things, that the 1984 Cable Act and the FCC's regulatory cross-ownership restrictions do not prohibit interexchange carriers (i.e., long distance telephone companies) from acquiring cable television systems or entering into joint ventures with cable operators in areas where such interexchange carriers provide their long distance telephone services. The FCC also concluded that a local exchange carrier (i.e., the local telephone company) that provides a common carrier-based system to distribute video programming to subscribers and a third party programmer using such common carrier services are not required by federal law to obtain a cable television franchise from the local franchising authority in order to provide such video programming services to the public. The FCC's decision described in the preceding sentence has been appealed and these appeals are currently pending.

         In 1989, the FCC issued new syndicated exclusivity and network non-duplication rules which enable local television broadcasters to compel cable television operators to delete certain programming on distant broadcast signals. Those rules took effect January 1, 1990. Under the rules, all television broadcasters, including independent stations, can compel cable television operators to delete syndicated programming from distant signals if the local broadcaster negotiated exclusive rights to such programming. Local network affiliates may insist that a cable television operator delete a network broadcast on a distant signal. The rules made certain distant signals a less attractive source of programming for the Partnership's systems, since much of such distant signals' programming may have to be deleted.

         The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, state public service commissions are able to demonstrate that they regulate the cable television pole attachment rates. In the absence of state regulation, the FCC administers pole attachment rates through the use of a formula which it has devised. The validity of this FCC function was upheld by the United States Supreme Court.

         THE 1996 ACT

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions impacting the cable television industry, more specifically those impacting the Partnership's operations, follows:

         CPST Rate Regulation FCC regulation of rates for CPST's has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

         Telephone Companies The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

         The 1996 Act encompasses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of PEG and leased access channels.

         Copyright Cable television systems are subject to federal copyright licensing, covering carriage of television broadcast signals. In exchange for paying a percentage of their revenues to a federal copyright royalty pool, cable television operators obtain a compulsory license to retransmit copyrighted materials from broadcast signals. Existing Copyright Office regulations require that compulsory copyright payments be calculated on the basis of revenue derived from any service tier containing broadcast retransmission. Although the FCC has no formal jurisdiction over this area, it has recommended to Congress to eliminate the compulsory copyright scheme altogether. The Copyright Office has similarly recommended such a repeal. Without the compulsory license, cable television operators would need to negotiate rights from the copyright owners for each program carried on each broadcast station in each cable system's channel lineup. Such negotiated agreements could increase the cost to cable television operators of carrying broadcast signals. Thus, given the uncertain but possible adoption of this type of copyright legislation, the nature or amount of the Partnership's future payments for broadcast signal carriage cannot be predicted at this time.

         Local Regulation Cable television systems are generally operated pursuant to franchises, permits or licenses issued by a municipality or other local government entity. Each franchise generally contains provisions governing fees to be paid to the franchising authority, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. Franchises are usually issued for fixed terms and must periodically be renewed. There can be no assurance that the franchises for the Partnership's systems will be renewed as they expire, although the Partnership believes that its cable systems generally have been operated in a manner that satisfies the standards of the 1984 Cable Act, as amended by the 1992 Cable Act, for franchise renewal. In the event the franchises are renewed, the Partnership cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with such renewals.

         Summary The foregoing does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

         The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no assurance, however, that the final form of regulation will not have a material adverse impact on partnership operations.

ITEM 2.   PROPERTIES

         The Partnership's cable television systems are located in and around Starkville, Philadelphia, Kosciusko, Carthage, Forest, Morton, Raleigh and Sandersville, Mississippi and in Highlands and Sapphire Valley, North Carolina. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and land on which towers and antennas are located. The Partnership's cable plant passed approximately 31,210 homes as of December 31, 1995. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3.   LEGAL PROCEEDINGS

         None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

             (a) There is no established public trading market for the Partnership's units of limited partnership interest.

             (b) The approximate number of equity holders as of December 31, 1995, is as follows:

                                    Limited Partners:         1,880

                                    General Partners:             2

             (c) During 1995, the Partnership made cash distributions of $298,161 to limited partners and $3,012 to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $3,743,458 on total initial contributions of $15,000,000 as of December 31, 1995. As of December 31, 1995, the Partnership had repurchased $84,475 of limited partnership units (141 units at $500 per unit and 43 units at $325 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender, but are expected to remain at their current level.

ITEM 6.   SELECTED FINANCIAL DATA

                                               Years ended December 31,
                         -------------------------------------------------------------------
                            1995          1994           1993           1992          1991
                         ----------    ----------     ----------     ----------     --------
SUMMARY OF OPERATIONS:

Revenue                 $ 8,611,947    $ 7,888,216    $ 7,409,849    $ 6,871,520    $ 6,287,462
Operating income          1,123,277        995,174        918,527        653,295        293,624
Loss on retirement
  of assets                       0        (22,067)             0              0              0
Net income (loss)           206,173         (4,301)      (252,338)      (715,262)    (1,384,205)
Net loss per limited
  partner unit
  (weighted average)              7              0             (8)           (24)           (46)
Cumulative tax losses
  per limited partner
  unit                         (345)          (355)          (365)          (375)          (388)


                                                           December 31,
                           ------------------------------------------------------------------------
                              1995            1994            1993            1992           1991
                           ----------     ----------       ----------      ----------      --------
BALANCE SHEET DATA:
Total assets             $ 14,778,671    $ 15,023,419    $ 16,841,618    $ 18,155,444    $ 20,128,241
Notes payable              13,914,689      14,224,201      15,566,824      16,513,153      17,226,445
Total liabilities          15,196,729      15,346,477      16,832,903      17,588,502      18,449,764
General partners'
  deficit                    (131,356)       (130,406)       (127,348)       (121,806)       (110,875)
Limited partners'
  (deficit)capital           (286,702)       (192,652)        136,063         688,748       1,789,352
Distributions per
  limited partner unit             10              10              10              13              20
Cumulative distribu-
  tions per limited
  partner unit                    125             115             105              95              83

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         1995 AND 1994

         Total revenue reached $8,611,947 for the year ended December 31, 1995, representing an increase of approximately 9% over 1994. This increase is due to rate increases placed into effect the latter part of 1995, an approximate 4% increase in basic subscribers (December 31, 1995 as compared to December 31, 1994), significant increases in tier and premium service revenues as well as advertising revenues. Of the 1995 revenue, $6,151,203 (71%) is derived from subscriptions to basic services, $870,018 (10%) from subscriptions to premium services, $382,033 (5%) from advertising, $321,896 (4%) from subscriptions to tier services, $312,375 (4%) from service maintenance revenue, $294,802 (3%) from installation charges and $279,620 (3%) from other sources.

         The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                         1995       1994         1993       1992        1991
Basic Rate           $   21.53   $   20.67   $   19.45   $   18.75   $   18.98
Tier Rate                 5.95        5.60        5.60        3.90        3.50
HBO Rate                 11.10       10.75       10.75        9.35        9.35
Cinemax Rate              8.25        8.10        8.10        7.90        7.90
Showtime Rate             8.45        8.45        8.45        7.55        7.55
Movie Channel Rate        7.00        7.00        7.00        7.00        7.00
Disney Rate               6.75        7.40        7.40        7.40        7.25
Additional
  Outlet Rate               --          --          --        3.00        2.85
Service Contract
  Rate                    2.65        2.80        3.00          --          --

         Operating expenses totaled $844,840 for the year ended December 31, 1995, remaining relatively constant as compared to 1994. Increases in salary and benefit costs were offset by technician positions not being filled for portions of 1995. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, Management expects operating expenses to increase in future years.

         General and administrative expenses totaled $2,135,917 for the year ended December 31, 1995, representing an increase of approximately 7% over 1994. This is due to increases in revenue based expenses such as franchise fees and management fees as a result of revenue gains discussed above and increased salary and benefit expenses. Significant general and administrative expenses are based on revenues. Therefore, as the Partnership's revenue increases the trend of increased administrative expenses is expected to continue.

         Programming expenses totaled $1,909,473 for the year ended December 31, 1995 representing an increase of approximately 25% over 1994. This is mainly the result of increased costs charged by various program suppliers. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Since these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue. Rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

         Depreciation and amortization expense increased approximately 3% as compared to 1994. This is mainly due to certain assets being fully amortized offset by depreciation expense on new assets placed in service during 1995.

         Interest expense increased from $991,902 in 1994 to $1,027,088 in 1995 (approximately 4%). The Partnership's average senior debt balance decreased from approximately $14,842,500 during 1994 to $14,027,910 during 1995. The
Partnership's effective interest rate increased to approximately 7.32% in 1995 compared to 6.68% in 1994.

         1994 AND 1993

         Total revenue reached $7,888,216 for the year ended December 31, 1994, representing an increase of approximately 6% over 1993. This increase is due to rate increases placed into effect the latter part of 1994, an approximate 5% increase in basic subscribers (December 31, 1994 as compared to December 31, 1993), significant increases in advertising revenue, late charges for past due subscribers and service maintenance revenue offset by a decrease in additional outlet income. Of the 1994 revenue, $5,703,145 (72%) is derived from subscriptions to basic services, $803,300 (10%) from subscriptions to premium services, $304,831 (4%) from installation charges, $292,002 (4%) from advertising, $251,895 (3%) from subscriptions to tier services, $291,924 (4%) from service maintenance revenue and $241,119 (3%) from other sources.

         Operating expenses totaled $835,889 for the year ended December 31, 1994, representing an increase of approximately 8% as compared to 1993. Increases in salary and benefit costs and the addition of a system manager in the Starkville system were offset by a decrease in system maintenance related to an insurance reimbursement for costs from storm damage.

         General and administrative expenses totaled $1,997,289 for the year ended December 31, 1994, representing an increase of approximately 7% over 1993. This is due to increases in discretionary incentive compensation during the current year and increases in revenue based expenses such as franchise fees, and management fees due to the revenue increases noted above.

         Programming expenses totaled $1,531,220 for the year ended December 31, 1994, representing an increase of approximately 21% over 1993. This is mainly due to increased costs charged by various program suppliers and an increased number of subscribers. Programming expenses mainly consist of payments made to the suppliers of various cable programming services.

         Depreciation and amortization expense decreased approximately 2% as compared to 1993. This is mainly due to certain assets being fully amortized offset by depreciation expense on new assets placed in service during 1994.

         Interest expense decreased from $1,177,832 in 1993 to $991,902 in 1994 (approximately 16%). The Partnership's average debt balance decreased from approximately $15,956,000 during 1993 to approximately $14,842,500 during 1994. In addition, the Partnership's effective interest rate decreased from approximately 7.38% in 1993 to approximately 6.68% in 1994.

EFFECTS OF REGULATION

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act and subsequent revisions and rulemakings substantially re-regulated the cable television industry. The regulatory aspects of the 1992 Act included giving the local franchising authorities and the FCC the ability to regulate rates for basic services, equipment charges and additional CPST's when certain conditions were met. All of the Partnership's cable systems were potentially subject to rate regulation. The most significant impact of rate regulation was the inability to raise rates for regulated services as costs of operation rose during an FCC imposed rate freeze from April 5, 1993 to May 15, 1994. This has contributed to operating margins before depreciation and amortization declining from 48% for the twelve months ended December 31, 1993 to 46% for the same period in 1994.

         On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) became law. The 1996 Act will eliminate all rate controls on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

         As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 36% of total subscribers have elected to certify. Based on Management's analysis, the rates charged by these systems are within the maximum rates allowed under current FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1995, the Partnership's primary source of liquidity was cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1995, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management's projections for 1996 show that the cash generated from monthly subscriber billings should be sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

           As of the date of this filing, the Partnership's term loan balance was $13,870,821. As of the date of this filing, interest rates on the credit facility were as follows: $1,400,000 at Libor based rate of 7.41% expiring April 28, 1996; and $11,920,000 fixed at 7.61% under the terms of a swap agreement with the Partnership's lender expiring March 28, 1997. The balance of $550,821 bears interest at the prime rate plus 1/2% (currently 8.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as overall leverage fluctuates.

         On November 27, 1995, the Partnership amended its loan agreement in order to finance the acquisition of the Sapphire Valley System. Under the amendment, the Revolving Credit Facility was increased by $1,250,000 to $2,000,000. The maturity date was extended from September 30, 2000 to December 31, 2000.

         At December 31, 1995, the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a maximum ratio of Senior Debt to Annualized Operating Cash Flow of 3.50 to 1, and a minimum rate of Annual Operating Cash Flow to Interest Expense of 3.00 to 1. At December 31, 1995, the Partnership was in compliance with all covenants of its loan agreement.

         ECONOMIC CONDITIONS

         Historically, the effects of inflation have been considered in determining to what extent rates will be increased for various services provided. It is expected that the future rate of inflation will continue to be a significant variable in determining rates charged for services provided, subject to the provisions of the 1996 Act. Because of the deregulatory nature of the 1996 Act, the Partnership does not expect the future rate of inflation to have a material adverse impact on operations.

         CAPITAL EXPENDITURES

         During 1995, the Partnership incurred approximately $1,100,000 in capital expenditures excluding the acquisition of the Sapphire Valley System. These expenditures included construction of a fiber network for data transmission, channel additions and headend equipment upgrades all in the Starkville, MS system, launch of new channels and vehicle replacements in the Forest, MS system, repairs to distribution plant damaged by storms in the Highlands, NC system and purchase of land for an office in the Philadelphia, MS system.

         Management estimates that the Partnership will spend approximately $1,200,000 on capital expenditures during 1996. These expenditures include continuation of the fiber network for data transmission in the Starkville, MS system, construction of a new office in the Philadelphia, MS system, commercial insertion equipment and system upgrades in the Forest, MS system and line extensions throughout various systems.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited financial statements of the Partnership for the years ended December 31, 1995, 1994 and 1993 are included as a part of this filing (see Item 14(a)(1) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation; the Administrative General Partner of the Partnership is FN Equities Joint Venture, a California general partnership.

         Certain information regarding the officers and directors of Northland is set forth below.

         JOHN S. WHETZELL (AGE 54). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation, Northland Cable Television, Inc., Northland Cable Services Corporation, Cable Ad-Concepts, Inc., Cable Television Billing, Inc. and Northland Cable News, Inc. He has been involved with the cable television industry for over 21 years and currently serves as a director on the board of the Cable Antenna Television Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies which support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

         JOHN E. IVERSON (AGE 59). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation, Northland Cable Television, Inc., Northland Cable Services Corporation, Cable Ad-Concepts, Inc. and Cable Television Billing, Inc., Northland Investment Corporation and Northland Cable News, Inc. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 33 years. Mr. Iverson is the past president and a current Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

         ARLEN I. PRENTICE (AGE 58). Since July 1985, Mr. Prentice has served on the Board of Directors of Northland Telecommunications Corporation, and he served on the Board of Directors of Northland Communications Corporation between March 1982 and July 1985. Since 1969, Mr. Prentice has been Chairman and Chief Executive Officer of Kibble & Prentice, a diversified financial services firm. Kibble & Prentice has four divisions, which include Estate Planning and Business Insurance, Financial Planning and Investments, Employee Benefit Services, and Property and Casualty Insurance. Mr. Prentice is a Chartered Life Underwriter, Chartered Financial Consultant, past President of the Million Dollar Round Table and a registered representative of Investment Management and Research. Mr. Prentice has a Bachelor of Arts degree from the University of Washington.

         MILTON A. BARRETT, JR. (AGE 61). Since April 1986, Mr. Barrett has served on the Board of Directors of NTC. In 1995, he retired from the Weyerhaeuser Company after thirty-four years of service. At the time of his retirement, Mr. Barrett was a Vice President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

         RICHARD I. CLARK (AGE 38). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of Northland Cable Services Corporation, Cable Ad-Concepts, Inc., Cable Television Billing, Inc., and Northland Cable News, Inc. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. He also serves as a registered principal, President and director of Northland Investment Corporation. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 17 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects though the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

         ARTHUR H. MAZZOLA (AGE 73). Mr. Mazzola was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. From 1985 to 1990, he was Senior Vice President of Benjamin Franklin Leasing Company, Inc., an equipment lease financing company. Currently, Mr. Mazzola is serving as Business Development Coordinator at Bank of California. Prior to his association with Benjamin Franklin Leasing Company, Mr. Mazzola served as President of Federal Capital Corporation and Trans Pacific Lease Co., Inc. Both of these companies also engaged exclusively in equipment lease financing. Mr. Mazzola is a past Board Chairman and current Trustee of the Pacific Northwest Ballet Association and current Board Member of the Dante Alighieri Society. Mr. Mazzola attended Boston University School of Business in 1943 where he studied economics.

         TRAVIS H. KEELER (AGE 55). Mr. Keeler was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. Since May 1985, he has served as President of Overall Laundry Services, Inc., an industrial laundry and garment rental firm. Mr. Keeler received a Bachelor of Arts degree from the University of Washington in 1962.

         JAMES E. HANLON (AGE 62). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving approximately 92,900 basic subscribers in Texas, Alabama and Mississippi. He also serves as Vice President for Northland Cable News, Inc. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York

Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

         JAMES A. PENNEY (AGE 41). Mr. Penney is Vice President and General Counsel for Northland. He has served as Vice President and General Counsel for Northland Telecommunications Corporation, Northland Communications Corporation, Northland Cable Television, Inc. and Northland Cable News, Inc. since September 1985 and was elected Secretary in April 1987. He also serves as Vice President and General Counsel for Northland Cable Services Corporation, Cable Ad-Concepts, Inc. and Cable Television Billing, Inc. He is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

         GARY S. JONES (AGE 38). Mr. Jones is Vice President of Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation, Northland Communications Corporation and Northland Cable Television, Inc. since October 1986. He also serves as Vice President for Northland Cable Services Corporation, Cable Ad-Concepts, Inc., Cable Television Billing, Inc. and Northland Cable News, Inc. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

         RICHARD J. DYSTE (AGE 50). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation, Northland Communications Corporation and Northland Cable Television, Inc. since April 1987. He also serves as Vice President for Cable Ad-Concepts, Inc. and Northland Cable News, Inc. He is currently responsible for the management of systems serving approximately 48,600 basic subscribers in California, Idaho, Oregon and Washington. Mr. Dyste is the past president and a current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. Mr. Dyste is a graduate of Washington Technology Institute.

         H. LEE JOHNSON (AGE 52). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. Mr. Johnson is responsible for the management of systems serving over 50,400 subscribers located in South Carolina, North Carolina, Georgia and Mississippi. He also serves as Vice President for Northland Cable News, Inc. Mr. Johnson has been employed in the cable industry for nearly 27 years. Mr. Johnson has attended and received certificates of completion from numerous industry training seminars including courses sponsored by Jerrold Electronics, Scientific Atlanta, and the Society of Cable Television Engineers. Mr. Johnson also received a certificate of completion from CATA in public relations.

         Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

         MILES Z. GORDON (AGE 48). Mr. Gordon, President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), has a comprehensive background in both the securities industry and securities law and regulation. In 1972, he joined the Los Angeles office of the Securities and Exchange Commission (SEC), and in 1974 he was appointed Branch Chief of the Investment Company and Investment Advisors Examination Division. Mr. Gordon left the SEC in 1978 to practice law. Within one year, he accepted a position as Vice President of a major national securities broker/dealer firm headquartered in Long Beach, California. He subsequently accepted the presidency of this firm in early 1980. In 1983, he helped form and became President and Chief Executive Officer of FNIC. This leading firm is now one of the largest independent broker/dealers in the United States. A graduate of Michigan State University (and current board member of the Visitors for the College of Social Science for MSU), Mr. Gordon received his Juris Doctorate from the University of California at Los Angeles School of Law. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association. Mr. Gordon has appeared on television and radio programs, been featured in numerous magazine and newspaper articles as an industry spokesperson, and is a frequent speaker at many industry seminars and conventions.

         JOHN S. SIMMERS (AGE 45). Mr. Simmers, Executive Vice President and Chief Operating Officer of Financial Network Investment Corporation (FNIC), has an extensive background in the securities industry. He began his career as a reporter for Dunn and Bradstreet, then joined the National Association of Securities Dealers (NASD) in 1974. Knowledgeable in all aspects of broker/dealer regulations, operations, and products, Mr. Simmers was responsible for reviewing the activities of member firms in twelve states. Mr. Simmers left the NASD seven years later to accept a position as Vice President of the securities broker/dealer, retail, wholesale and investment advisory subsidiaries of a publicly held investment company headquartered in Long Beach, California. He left this firm in 1983 to help form and become Executive Vice President and Chief Operating Officer of FNIC. This full service broker/dealer firm has offices located across the United States. Mr. Simmers is a graduate of Ohio State University. He served on the Board of Directors of the California Association of Independent Broker/Dealers and was a member of the Real Estate Securities and Syndication Institute, the NASD District Business Conduct Committee (District 2 South), and the International Association for Financial Planning Due Diligence Steering Committee, which was organized to work toward improving the quality and consistency of due diligence in the securities industry. Mr. Simmers currently serves as a member of the NASD Direct Participation Programs Committee, and has spoken at numerous seminars and conventions.

         HARRY M. KITTER (AGE 40). Mr. Kitter has served as Controller for Financial Network Investment Corporation since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1995 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1995 (see Items 13(a) and 14(a)(1) below). In addition, cash distributions were made to the Managing General Partner in 1995 (see Item 5(c) above).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1995 is as follows:

                                                        AMOUNT AND NATURE
                            NAME AND ADDRESS              OF BENEFICIAL          PERCENT OF
    TITLE OF CLASS        OF BENEFICIAL OWNER               OWNERSHIP               CLASS
    --------------        -------------------               ---------               -----
  General Partner's     Northland Communications              (See Note A)       (See Note A)
      Interest          Corporation
                        1201 Third Avenue
                        Suite 3600
                        Seattle, Washington  98101

  General Partner's     FN Equities Joint Venture             (See Note B)       (See Note B)
      Interest          2780 Skypark Dr.
                        Suite 300
                        Torrance, California  90505

         Note A: Northland has a 1% interest in the Partnership, which increases to a 20% interest in the Partnership at such time as the limited partners have received 100% of their aggregate cash contributions. The natural person who exercises voting and/or investment control over these interests is John S. Whetzell.

         Note B: FN Equities Joint Venture has no interest in the Partnership until such time as the limited partners have received 100% of their aggregate cash contributions, at which time FN Equities Joint Venture will have a 5% interest in the Partnership. The natural person who exercises voting and/or investment control over these interests is John S. Simmers.

         (B) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to its lender as collateral pursuant to the terms of the term loan agreement between Northland and its lender.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A) TRANSACTIONS WITH MANAGEMENT AND OTHERS. The Managing General Partner receives a management fee equal to 6% of the gross revenues of the Partnership, not including revenues from any sale or refinancing of the Partnership's Systems. The Managing General Partner also receives reimbursement of normal operating and general and administrative expenses incurred on behalf of the Partnership.

         The Partnership entered into an operating agreement with Northland Premier Cable Limited Partnership ("Premier"), an affiliated partnership organized and managed by Northland. Under the terms of this agreement, Premier serves as the exclusive managing agent for the Highlands NC system, and is reimbursed for certain operating and administrative costs.

         Cable Television Billing, Inc. ("CTB"), an affiliate of Northland, provides software installation and billing services to the Partnership's Systems.

         Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provides programming to the Partnership's systems.

         Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

         See Note 3 of the Notes to Financial Statements--December 31, 1995 for disclosures regarding transactions with the General Partners and affiliates.

         The following schedule summarizes these transactions:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------
                                      1995              1994              1993
                                   ----------        ----------        ---------
Partnership management fees         $516,473          $473,293          $444,566
Operating expense reimbursements     488,303           385,519           370,990
Software installation and
  billing service fees to CTB         56,672            54,941            53,635
Programming fees to NCN              156,653            68,631                --
Reimbursements to CAC for
  services                            41,529            17,565                --
Reimbursements to Premier            119,398           112,805            99,617
Amounts due to General Partner
  and affiliates at year end         108,344            87,702            33,402

         Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

         As disclosed in the Partnership's Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and their affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides for any limited partner owning 10% or more of the Partnership units to call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by Limited Partners.

                  (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Managing General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

                  (c)  INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

  (1)      FINANCIAL STATEMENTS:

                                                                                SEQUENTIALLY
                                                                                  NUMBERED
                                                                                    PAGE

           Auditors' Report.....................................................   ____

           Balance Sheets--December 31, 1995 and 1994...........................   ____

           Statements of Operations for the years
           ended December 31, 1995, 1994 and 1993...............................   ____

           Statements of Changes in Partners' Capital
           (Deficit) for the years ended December 31,
           1995, 1994 and 1993..................................................   ____

           Statements of Cash Flows for the years
           ended December 31, 1995, 1994 and 1993...............................   ____

           Notes to Financial Statements--December 31,
           1995.................................................................   ____

  (2)      EXHIBITS:

           4.1 Amended and Restated Certificate and Agreement of Limited Partnership dated November 3, 1986(3)

           10.1 Agreement of Purchase and Sale with Highlands Community Cable Television, Inc.(2)

           10.2   Mississippi State University Contract(2)

           10.3   Mathiston Franchise(2)

           10.4   Maben Franchise(2)

           10.5   Starkville Franchise(2)

           10.6   Oktibbeha County Franchise(2)

           10.7   Raleigh Franchise(2)

           10.8   Philadelphia Franchise(2)

           10.9   Neshoba Franchise(2)

           10.10  Mississippi Band of Choctaw Indians Franchise(2)

           10.11  Carthage Franchise(2)

           10.12  Kosciusko Franchise(2)

           10.13  Morton Franchise(2)

           10.14  Forest Franchise(2)

           10.15  Scott County Franchise(2)

           10.16  Highlands Franchise(2)

           10.17  Macon County Franchise(2)

           10.18  Jackson County Franchise(2)

           10.19  Heidelberg Franchise(2)

           10.20  Jasper County Franchise(2)

           10.21  Jones County Franchise(2)

           10.22  Sandersville Franchise(2)

           10.23  Golf Properties Franchise(2)

           10.24  Management Agreement dated as of October 10, 1986(2)

           10.25 Credit Agreement with National Westminster Bank USA dated as of October 31, 1986 ("Credit Agreement")(1)

           10.26 First Amendment to Credit Agreement dated as of December 12, 1986(5)

           10.27 Second Amendment to Credit Agreement dated as of October 26, 1987(5)

           10.28 Third Amendment to Credit Agreement dated as of September 26, 1988(5)

           10.29 Agreement of Purchase and Sale with Starkville TV Cable Company(1)

           10.30 Agreement of Purchase and Sale between Northland Telecommunications Corporation and Seemore TV, Inc.(1)

           10.31 Agreement of Purchase and Sale between Northland Telecommunications Corporation and Central Cable TV, Inc.(1)

           10.32 Agreement of Purchase and Sale between Northland Telecommunications Corporation and Clear Vision TV Company of Kosciusko, A Corporation(1)

           10.33 Agreement of Purchase and Sale between Northland Telecommunications Corporation and Scott Cable TV, Inc.(1)

           10.34 Agreement of Purchase and Sale with SCAN, Inc. and South Central Antenna Network Inc. dated July 18, 1988(4)

           10.35 Fourth Amendment to Credit Agreement dated as of March 31, 1989(6)

           10.36 Fifth Amendment to Credit Agreement dated as of February 15, 1990(6)

           10.37  Leake County Franchise(7)

           10.38  Sixth Amendment to Credit Agreement dated as of May 28,
                  1992(8)

           10.39 Loan Agreement with First Union Bank of North Carolina dated as of February 16, 1993(8)

(1) Incorporated by reference from the Partnership's Form S-1 Registration Statement declared effective on July 10, 1986 (No. 33-2928).

(2) Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1986.

(3) Incorporated by reference from the partnership's Form 8-A Registration Statement filed July 24, 1987.

(4) Incorporated by reference from the partnership's Form 10-Q Quarterly Report for the period ended September 30, 1988.

(5) Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1988.

(6) Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1989.

(7) Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1990.

(8) Incorporated by reference from the partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1992

         (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed for the fourth quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                    By: NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)

                              By /s/ John S. Whetzell        Date: 3/28/96
                                 -----------------------          -------------
                                 John S. Whetzell, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURES                         CAPACITIES                                     DATE
/s/ John S. Whetzell       Chief executive officer, principal                     3/28/96
- ------------------------                                                         -----------
John S. Whetzell           financial officer, and principal                       3/28/96
                           accounting officer of registrant;                     -----------
                           chief executive officer, principal
                           financial officer and chairman of
                           the board of directors of Northland
                           Communications Corporation

/s/ Richard I. Clark       Director of Northland Communications                   3/28/96
- ------------------------                                                         -----------
Richard I. Clark           Corporation

/s/ John E. Iverson        Director of Northland Communications                   3/28/96
- ------------------------                                                         -----------
John E. Iverson            Corporation

/s/ Gary S. Jones          Vice President and principal accounting                3/28/96
- ------------------------   officer of Northland Communications                   -----------
Gary S. Jones              Corportation


                                 EXHIBITS INDEX

                                                            Sequentially
Exhibit                                                       Numbered
Number                        Description                       Page
- ------                        -----------                       ----
27.0              Financial Data Schedule.

                               NORTHLAND CABLE PROPERTIES SIX LIMITED
                               PARTNERSHIP

                               FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 1995 AND 1994
                               TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Six Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Six Limited Partnership (a Washington limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Six Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Arthur Anderson LLP
- -----------------------------
Seattle, Washington,
  February 9, 1996

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                  BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994


                                     ASSETS

                                               1995            1994
                                           ------------    ------------
CASH                                       $    348,690    $    377,075

ACCOUNTS RECEIVABLE                             288,090         220,434

PREPAID EXPENSES                                 86,771         104,183

INVESTMENT IN CABLE TELEVISION
  PROPERTIES:
    Property and equipment, at cost          17,698,218      16,126,331
    Less--accumulated depreciation          (11,168,699)     (9,782,163)
                                           ------------    ------------
                                              6,529,519       6,344,168

    Franchise agreements (net of
      accumulated amortization of
      $8,377,945 in 1995 and
      $7,434,237 in 1994)                     7,357,778       7,784,435
    Organization costs (net of
      accumulated amortization of
      $1,489,436 in 1995 and
      $1,489,154 in 1994)                        10,896           2,567
    Noncompetition agreements and
      other intangibles (net of
      accumulated  amortization of
      $796,345 in 1995 and
      $730,850 in 1994)                         156,927         190,557
                                           ------------    ------------
               Total investment in cable

                 television properties       14,055,120      14,321,727
                                           ------------    ------------


               Total assets                $ 14,778,671    $ 15,023,419
                                           ============    ============
                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                            1995           1994
                                        ------------    ------------
LIABILITIES:
  Accounts payable and accrued
    expenses                            $    627,210    $    482,881
  Due to General Partner and
    affiliates                               108,344          87,702
  Deposits                                   131,696         138,780
  Subscriber prepayments                     414,790         412,913
  Notes payable                           13,914,689      14,224,201
                                        ------------    ------------
               Total liabilities          15,196,729      15,346,477
                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES(Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General partners-
    Contributed capital, net                 (36,812)        (33,800)
    Accumulated deficit                      (94,544)        (96,606)
                                        ------------    ------------
                                            (131,356)       (130,406)
                                        ------------    ------------
  Limited partners-
    Contributed capital, net -
      29,816 units in 1995 and
      1994                                 9,072,984       9,371,145
    Accumulated deficit                   (9,359,686)     (9,563,797)
                                        ------------    ------------
                                            (286,702)       (192,652)
                                        ------------    ------------
               Total liabilities and
                 partners' capital
                 (deficit)              $ 14,778,671    $ 15,023,419
                                        ============    ============


      The accompanying notes are an integral part of these balance sheets.

                            NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                                         STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995           1994           1993
REVENUE                                     $ 8,611,947    $ 7,888,216    $ 7,409,849
                                            -----------    -----------    -----------
EXPENSES:
  Operating (including $105,727, $93,445
    and $102,599 to affiliates in 1995,
    1994 and 1993, respectively)                844,840        835,889        770,850
  General and administrative (including
    $1,003,288, $875,714 and $818,518
    to affiliates in 1995, 1994 and
    1993, respectively)                       2,135,917      1,997,289      1,868,844
  Programming (including $198,182 and
    $86,196 to affiliates in 1995 and
    1994, respectively)                       1,909,473      1,531,220      1,268,652
  Depreciation and amortization               2,598,440      2,528,644      2,582,976
                                            -----------    -----------    -----------
                                              7,488,670      6,893,042      6,491,322
                                            -----------    -----------    -----------
               Operating income               1,123,277        995,174        918,527

OTHER INCOME (EXPENSE):

  Interest income and other                     109,984         14,494          6,967
  Interest expense                           (1,027,088)      (991,902)    (1,177,832)
  Loss on disposal of assets                       --          (22,067)          --
                                            -----------    -----------    -----------
               Net loss                     $   206,173    $    (4,301)   $  (252,338)
                                            ===========    ===========    ===========
ALLOCATION OF NET INCOME (LOSS):
  General partners                          $     2,062    $       (43)   $    (2,523)
                                            ===========    ===========    ===========

  Limited partners                          $   204,111    $    (4,258)   $  (249,815)
                                            ===========    ===========    ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  UNIT                                      $         7    $      --      $        (8)
                                            ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            General      Limited
                                            Partners     Partners       Total
                                            ---------    ---------    ---------
BALANCE, December 31, 1992                  $(121,806)   $ 688,748    $ 566,942

  Repurchase of limited partnership units        --         (4,000)      (4,000)

  Cash distributions ($10.00 per limited
    partnership unit)                          (3,019)    (298,870)    (301,889)

  Net loss                                     (2,523)    (249,815)    (252,338)
                                            ---------    ---------    ---------
BALANCE, December 31, 1993                   (127,348)     136,063        8,715

  Repurchase of limited partnership units        --        (25,975)     (25,975)

  Cash distributions ($10.00 per limited
    partnership unit)                          (3,015)    (298,482)    (301,497)

  Net loss                                        (43)      (4,258)      (4,301)
                                            ---------    ---------    ---------
BALANCE, December 31, 1994                   (130,406)    (192,652)    (323,058)

  Cash distributions ($10.00 per limited
    partnership unit)                          (3,012)    (298,161)    (301,173)

  Net income                                    2,062      204,111      206,173
                                            ---------    ---------    ---------
BALANCE, December 31, 1995                  $(131,356)   $(286,702)   $(418,058)
                                            =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                            NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                                         STATEMENTS OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                              1995            1994           1993
                                                           -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $   206,173    $    (4,301)   $   (252,338)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
      Depreciation and amortization                          2,598,440      2,528,644       2,582,976
      Other income                                             (93,138)          --              --
      Loss on disposal of assets                                  --           22,067            --
      (Increase) decrease in operating assets:
        Accounts receivable                                    (67,656)       (24,141)        (57,308)
        Prepaid expenses                                        17,412         13,355         (28,222)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses                  144,329       (225,881)        139,767
        Due to General Partner and affiliates                   20,642         54,300         (12,133)
        Deposits                                                (7,084)        (1,780)        (10,103)
        Subscriber prepayments                                  (6,823)        29,558          73,199
                                                           -----------    -----------    ------------
               Net cash provided by operating activities     2,812,295      2,391,821       2,435,838
                                                           -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                   (1,084,971)      (902,858)       (732,180)
  Acquisition of cable system                               (1,267,300)          --              --
  Proceeds from insurance recovery                             126,291           --              --
  Hold-back note payable                                        31,500           --              --
                                                           -----------    -----------    ------------
               Net cash used in investing activities        (2,194,480)      (902,858)       (732,180)
                                                           -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                1,235,821           --        16,450,000
  Principal payments on notes payable                       (1,576,833)    (1,342,623)    (17,396,329)
  Distributions to partners                                   (301,173)      (301,497)       (301,889)
  Repurchase of limited partnership units                         --          (25,975)         (4,000)
  Loan fees                                                     (4,015)        (2,860)        (83,302)
                                                           -----------    -----------    ------------
               Net cash used in financing activities          (646,200)    (1,672,955)     (1,335,520)
                                                           -----------    -----------    ------------

(DECREASE) INCREASE IN CASH                                    (28,385)      (183,992)        368,138

CASH, beginning of year                                        377,075        561,067         192,929
                                                           -----------    -----------    ------------
CASH, end of year                                          $   348,690    $   377,075    $    561,067
                                                           ===========    ===========    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                   $   986,883    $ 1,030,119    $  1,137,715
                                                           ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Six Limited Partnership (the Partnership), a Washington limited partnership, was formed on January 22, 1986. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations on November 3, 1986 by acquiring a cable television system in Mississippi. Subsequently, additional cable television systems were acquired in Mississippi and North Carolina. The Partnership has 24 nonexclusive franchises to operate cable systems for periods which will expire at various dates through 2017.

Northland Communications Corporation is the Managing General Partner (the General Partner) of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is General Partner.

FN Equities Joint Venture, a California joint venture, is the Administrative General Partner of the Partnership.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners' capital (deficit). No limited partner is obligated to make any additional contribution to Partnership capital.

The general partners purchased their 1% interest in the Partnership by contributing $1,000 to Partnership capital.

Pursuant to the Partnership Agreement, brokerage fees paid to an affiliate of the Administrative General Partner and other offering costs paid to the General Partner were recorded as a reduction of limited partners' capital. The Administrative General Partner received a fee for providing certain administrative services to the Partnership.

Organization Costs

Organization costs originally included reimbursements of $126,661 to the General Partner for costs incurred on the Partnership's behalf and a fee of $975,000 as compensation for selecting and arranging for the purchase of the cable television systems. Amounts recorded as organization costs have been adjusted for subsequent acquisitions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

               Buildings                              20 years
               Distribution plant                     10 years
               Other equipment                      5-10 years

Allocation of Cost of Purchased Cable Television Systems

The Partnership allocated the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to the franchise and other determinable intangible costs; then any excess would have been allocated to goodwill.

Intangible Assets

Costs assigned to franchise agreements, organization costs and noncompetition agreements and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

               Franchise agreements                                9-20 years
               Organization costs                                     5 years
               Noncompetition agreements and other
                 intangibles                                       5-10 years

Revenue Recognition

The Partnership recognizes revenue in the month service is provided to customers and accounts for advance payments on services to be rendered as subscriber prepayments.

Reclassifications

Certain reclassifications have been made to conform prior years' data with the current year presentation.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $516,473, $473,293 and $444,566 in 1995, 1994 and 1993,
respectively.

Income Allocation

All items of income, loss, deduction and credit are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received aggregate cash distributions in an amount equal to aggregate capital contributions. Thereafter, the general partners receive 25% and the limited partners are allocated 75% of partnership income and losses. Prior to the general partners receiving a distribution in any year, the limited partners must receive distributions equal to at least 50% of their allocable share of net income for such year, based on projections by the Managing General Partner of the net income of the Partnership for the year. If cash distributions to the general partners are deferred because of this 50% limitation, those deferred cash distributions will be paid to the general partners in subsequent years or upon liquidation of the Partnership. Any distributions other than from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be determined according to contractual stipulations in the Partnership Agreement.

The limited partners' total initial contributions to capital were $15,000,000 ($500 per partnership unit). As of December 31, 1995, $3,743,458 ($125 per partnership unit) has been distributed to the limited partners, and the Partnership has repurchased $84,475 of limited partnership units (141 units at $500 per unit and 43 units at $325 per unit).

Reimbursements

The General Partner provides certain centralized services to the Partnership and other affiliated entities. As set forth in the Partnership Agreement, the Partnership reimburses the General Partner for the cost of those services provided by the General Partner to the Partnership. These services include engineering, marketing, management services, accounting, bookkeeping, legal, copying, office rent and computer services.

The amounts billed to the Partnership for these services are based on the General Partner's cost. The cost of certain services is charged directly to the Partnership, based upon actual time spent by employees of the General Partner. The cost of other services is allocated to the Partnership, and other affiliated entities, based upon their relative size, revenue and other factors. The amount charged to the Partnership by the General Partner for these services was $488,303, $385,519 and $370,990 for 1995, 1994 and 1993, respectively.

In 1995, 1994 and 1993, the Partnership paid billing service fees to an affiliate, amounting to $56,672, $54,941 and $53,635, respectively.

The Partnership has entered into an operating management agreement with an affiliate managed by the General Partner. Under the terms of the agreement, the affiliate serves as the executive managing agent for one of the Partnership's cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $119,398, $112,805 and $99,617 under the terms of this agreement during 1995, 1994 and 1993, respectively.

In July 1994, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees paid to NCN during 1995 and 1994 were $156,653 and $68,631, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staffs. CAC billed the Partnership $41,529 and $17,565 in 1995 and 1994, respectively, for these services.

Due to General Partner and Affiliates

The liability to the General Partner and affiliates consists of the following:

                                                  December 31,
                                              ----------------------
                                               1995           1994
                                              --------       -------
    Management fees                           $ 45,921       $42,526
    Reimbursable operating costs and other      56,814        31,858
    Due to affiliates, net                       5,609        13,318
                                              --------       -------
                                              $108,344       $87,702
                                              ========       =======

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                 December 31,
                                                      --------------------------------
                                                           1995               1994
                                                        -----------        -----------
               Land and buildings                       $   478,859        $   426,037
               Distribution plant                        16,146,036         14,810,237
               Other equipment                              933,500            819,357
               Leasehold improvements                        38,945             38,945
               Construction in progress                     100,878             31,755
                                                        -----------        -----------
                                                         17,698,218         16,126,331

               Less--accumulated depreciation            11,168,699          9,782,163
                                                        -----------        -----------
                                                        $ 6,529,519        $ 6,344,168
                                                        ===========        ===========

Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

5.  NOTES PAYABLE:

Notes payable consist of the following:

                                                            December 31,
                                                      -------------------------------
                                                          1995               1994
                                                      ------------       ------------
Revolving credit and term loan agreement,
  collateralized by a first lien position on all
  present and future assets of the Partnership.
  Interest rates vary based on certain financial
  covenants; currently 7.63% (weighted average).
  Graduated principal payments due quarterly
  until maturity on December 31, 2000.                 $13,870,821        $14,185,000

Other notes payable, bearing interest rates
  ranging up to 10.00%, with varying repayment
  schedules.                                                43,868             39,201
                                                       -----------        -----------
                                                       $13,914,689        $14,224,201
                                                       ===========        ===========


The Partnership has a revolving credit facility with its creditor allowing for borrowings not to exceed $2,000,000 until the maturity of the term loan agreement on December 31, 2000. At December 31, 1995, the Partnership had $1,235,821 outstanding on its revolving credit facility.

Annual maturities of notes payable after December 31, 1995 are as follows:

               1996                     $ 1,993,868
               1997                       2,375,200
               1998                       2,875,200
               1999                       3,500,000
               2000                       3,170,421
                                        -----------
                                        $13,914,689
                                        ===========


Under the terms of the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including Annual Operating Cash Flow to Interest Expense of less than
3.00 to 1 and Senior Debt to Annualized Operating Cash Flow of 3.5 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement.

6.  INCOME TAXES:

Income taxes payable have not been recorded in the accompanying financial statements because they are obligations of the partners. The federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

The tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification or in changes with respect to the income or loss, the tax liability of the partners would likely be changed accordingly.

Taxable income to the limited partners was approximately $298,000, $298,000 and $299,000 for the three years in the period ended December 31, 1995 and is different from that reported in the statements of operations due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable income and the net income (loss) reported in the statements of operations.

In general, under current federal income tax laws, a partner's allocated share of tax losses from a partnership is allowed as a deduction on his individual income tax return only to the extent of the partner's adjusted basis in his partnership interest at the end of the tax year. Any excess losses over adjusted basis may be carried forward to future tax years and are allowed as a deduction to the extent the partner has an increase in his adjusted basis in the Partnership through either an allocation of partnership income or additional capital contributions to the Partnership.

In addition, the current tax law does not allow a taxpayer to use losses from a business activity in which he does not materially participate (a "passive activity," e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and capital gains. However, such losses can be used to offset income from other passive activities. In addition, disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of his entire interest in the passive activity.

7.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $122,178, $113,357 and $117,924 in 1995, 1994 and 1993, respectively. Minimum lease payments to the end of the lease terms are as follows:

               1996                        $11,383
               1997                          8,083
               1998                          4,958
               1999                          2,083
               2000                          2,083
               Thereafter                    6,558
                                           -------
                                           $35,148
                                           =======

8.  CABLE TELEVISION SYSTEM ACQUISITION:

In December 1995, the Partnership completed its purchase of certain operating assets and franchises of the cable television systems owned by Phoenix Cable Income Fund (Phoenix). These systems currently serve the communities of Sapphire Valley, Cedar Creek and Cedar Ridge Estates and other nearby unincorporated areas of Jackson County, North Carolina. The purchase price was $1,276,000. At the time of closing, the Partnership paid $1,235,800 in cash to Phoenix and assumed certain liabilities. The remaining purchase price was in the form of a $31,500 unsecured, subordinated, non-interest bearing, hold-back note payable due April 19, 1996.

9.  EFFECTS OF REGULATION:

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Act). On April 1, 1993, the Federal Communications Commission (FCC) adopted rules implementing rate regulation and certain other provisions of the 1992 Act, which became effective September 1, 1993. On February 22, 1994, the FCC adopted further rate regulation rules requiring additional reductions, which became effective May 15, 1994, and revised the benchmarks and formulas used to calculate such rates. Also in February, the FCC's initial rules governing cost-of-service showings were adopted with an effective date of May 15, 1994. Cable operators may pursue cost-of-service showings to justify charging rates for regulated services in excess of those established by the FCC in its benchmark regulatory scheme.

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules applicable to small cable systems, defined as a system serving 15,000 or fewer subscribers, owned by small companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a small company and each of the Partnership's cable systems are small systems. Maximum permitted rates under these revised rules are dependent on several factors including the number of regulated channels offered, the net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return. It is management's opinion that, in all material respects, the rates in effect in the Partnership's cable systems are within the maximum allowable rates permitted under the FCC's small cable system rules.

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) became law. The 1996 Act will eliminate all rate controls on cable programming service tiers of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

10.  SUBSEQUENT TRANSACTION:

The Partnership is currently in the process of negotiating the acquisition of cable television systems serving approximately 12,450 subscribers in central Georgia for an approximate purchase price of $23,840,000. This purchase is expected to be completed in April 1996.

The Partnership is currently negotiating an agreement with its current lender to provide a $38,000,000 term loan and $500,000 revolving credit facility to finance this acquisition, repay amounts outstanding under the current term loan and provide future working capital.