Form 10-Q
period 1996-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1996-05-30
CIK 788736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended MARCH 31, 1996
                     --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to
                               ----    ----

Commission File Number:             0-16063
                       --------------------------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

        Washington                                     91-1318471
- -----------------------                        ---------------------------------
(State of Organization)                        (IRS Employer Identification No.)

      1201 Third Avenue, Suite 3600, Seattle, Washington             98101
- --------------------------------------------------------           ----------
      (Address of Principal Executive Offices)                     (Zip Code)

                                 (206)  621-1351
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                     ---       ---
- ------------------------
This filing contains     pages.  Exhibits index appears on page    .
                     ---                                        ---

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                March 31,             December 31,
                                                                   1996                   1995
                                                                ---------             ------------

                                                 ASSETS
Cash                                                           $   249,027              $  348,690
Accounts receivable                                                272,384                 288,090
Prepaid expenses                                                   101,181                  86,771
Property and equipment, net of accumulated
  depreciation of $11,573,869 and $11,168,699,
  respectively                                                   6,274,150               6,529,519

Intangible assets, net of accumulated
  amortization of $10,916,505 and $10,663,726,
  respectively                                                   7,330,189               7,525,601
                                                               -----------             -----------
Total assets                                                   $14,226,931             $14,778,671
                                                               ===========             ===========


                                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                          $   642,393             $   627,210
Due to managing general partner and affiliates                     182,488                 108,344
Converter deposits                                                 129,953                 131,696
Subscriber prepayments                                             300,479                 414,790
Notes payable                                                   13,422,037              13,914,689
                                                               -----------             -----------
                  Total liabilities                             14,677,350              15,196,729
                                                               -----------             -----------

Partners' equity:
 General Partners:

   Contributed capital, net                                        (37,565)                (36,812)
   Accumulated deficit                                             (94,115)                (94,544)
                                                               -----------             -----------
                                                                  (131,680)               (131,356)
                                                               -----------             -----------

 Limited Partners:

   Contributed capital, net                                      8,998,444               9,072,984
   Accumulated deficit                                          (9,317,183)             (9,359,686)
                                                               -----------             -----------
                                                                  (318,739)               (286,702)
                                                               -----------             -----------


                  Total partners' equity                          (450,419)               (418,058)
                                                               -----------             -----------


Total liabilities and partners' equity                         $14,226,931             $14,778,671
                                                               ===========             ===========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                                             For the three months ended March 31,
                                                           --------------------------------------
                                                                 1996                 1995
                                                           -----------------   -----------------
Service revenues                                              $2,255,270           $2,058,387

Expenses:
  Operating                                                      210,793              214,477
  General and administrative (including
     $360,424 and $326,365 to affiliates
     in 1996 and 1995, respectively)                             520,675              494,320
Programming                                                      500,587              451,653
Depreciation and amortization                                    657,950              644,986

                                                              ----------           ----------
                                                               1,890,005            1,805,436
                                                              ----------           ----------

Income from operations                                           365,265              252,951

Other income (expense):
   Interest expense                                             (324,482)            (261,951)
   Interest income                                                 2,149                2,641
   Gain on disposal of assets                                          -                    -

                                                              ----------           ----------
                                                                (322,333)            (259,310)
                                                              ----------           ----------


Net income (loss)                                             $   42,932               (6,359)
                                                              ==========           ==========


Allocation of net income (loss):

   General Partners                                           $      429           $      (64)
                                                              ==========           ==========


   Limited Partners                                           $   42,503           $   (6,295)
                                                              ==========           ==========


Net income (loss) per limited partnership unit:
 (29,816 units)                                               $        1           $       (0)
                                                              ==========           ==========


Net income (loss) per $1,000 investment                       $        3           $       (0)
                                                              ==========           ==========

    The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                        For the three months ended March 31,
                                                      --------------------------------------
                                                            1996                 1995
                                                      -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                           $  42,933           $  (6,359)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:

   Depreciation and amortization                              657,950             644,986
   (Increase) decrease in operating assets:
     Accounts receivable                                       15,706                 196
     Prepaid expenses                                         (14,410)             (8,997)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     15,183             (49,302)
     Due to managing general partner and affiliates            74,144              34,059
     Converter deposits                                        (1,743)               (315)
     Subscriber prepayments                                  (114,311)           (112,339)

                                                            ---------           ---------
Net cash from operating activities                            675,452             501,929
                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net                      (149,803)           (172,557)

                                                            ---------           ---------
Net cash used in investing activities                        (149,803)           (172,557)
                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on borrowings                             (492,652)           (392,819)
Distributions to partners                                     (75,293)            (75,293)
Loan fees and other costs incurred                            (57,367)             (3,433)
Repurchase of limited partner interest                             --                  --
                                                            ---------           ---------
Net cash used in financing activities                        (625,312)           (471,545)
                                                            ---------           ---------

DECREASE IN CASH                                              (99,663)           (142,173)

CASH, beginning of period                                     348,690             377,075


                                                            ---------          ----------
CASH, end of period                                         $ 249,027          $  234,902
                                                            =========          ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $308,381          $  225,500
                                                             ========          ==========

    The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1996 and December 31, 1995, its Statements of Operations for three months ended March 31, 1996 and 1995, and its Statements of Cash Flows for the three months ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,255,270 for the three months ended March 31, 1996, representing an increase of approximately 10% over the same period in 1995. Of these revenues, $1,653,475 (73%) was derived from basic service charges, $222,639 (10%) from premium services, $97,022 (4%) from tier services, $65,674 (3%) from installation charges, $81,244 (4%) from service maintenance contracts and $135,216 (6%) from other sources. The revenue growth is due to rate increases placed into effect during the fourth quarter 1995, and the acquisition of 700 subscribers in December 1995.

As of March 31, 1996 , the Partnership's systems served approximately 24,400 basic subscribers, 7,500 premium subscribers and 5,100 tier subscribers.

Operating expenses totaled $210,792 for the three months ended March 31, 1996 , representing an decrease of approximately 2% over the same period in 1995. This is mainly attributable to lower system maintenance costs, partially offset by increases in salary and benefit costs.

General and administrative expenses totaled $520,675 for the three months ended March 31, 1996 , representing an increase of 5% over the same period in 1995. This is due to increased management, copyright and franchise fees, all of which coincide with revenue growth noted above, and increases in certain wage and benefit costs.

Programming expenses totaled $500,587 for the three months ended March 31, 1996, representing a 11% increase over the same period in 1995. This is due to increases in costs charged by various program suppliers and additional fees associated with the launch of new channels in various systems.

Depreciation and amortization expense increased 2% as compared to the same period in 1995. This is mainly due to depreciation on new assets placed into service during the last quarter of 1995 and the first quarter of 1996, offset by assets becoming fully depreciated during the first quarter of 1996.

Interest expense for the three months ended March 31, 1996 increased approximately 24% as compared to the same period in 1995. The average bank debt decreased from $13,991,750 during the first quarter of 1995 to $13,627,071 during the first quarter of 1996, however, the Partnership's effective interest rate increased from 7.49% in 1995 to 9.52% in 1996.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $2,000,000 revolving credit line, of which approximately $1,200,000 was outstanding as of March 31, 1996 . Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
3.25 to 1. As of March 31, 1996 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $13,383,321. Certain fixed rate agreements in effect as of December 30, 1995 expired during the first quarter of 1996 and the Partnership entered into new agreements. As of the date of this filing, interest rates on the credit facility were as follows: $1,400,000 fixed at 7.4375%, expiring May 29, 1996; $11,920,000 fixed at 7.61% under the terms of an interest rate swap agreement with its lender expiring March 28, 1997. The balance of $63,321 bears interest at the prime rate plus 1/2% (currently 8.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1995, the Partnership incurred approximately $150,000 in capital expenditures. These expenditures included line extensions in various systems, advertising insertion equipment in the Kosciusko, MS system, a tier launch in the Forest, MS system and storm damage repairs in the Highlands, NC system.

Planned expenditures for the balance of 1996 include additional line extensions in various systems, deployment of fiber in the Starkville, MS systems and various channel launches

Effects of Regulation

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

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 36% of the Partnership's subscribers have elected to certify. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

                           PART II - OTHER INFORMATION

ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996 .

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                            Managing General Partner

Dated: 5-14-96                  BY:  /s/ RICHARD I. CLARK
      -------------                  -----------------------------------------
                                          Richard I. Clark
                                          (Vice President/Treasurer)

Dated: 5-14-96                  By:  /s/ GARY S. JONES
      -------------                -----------------------------------------
                                           Gary S. Jones
                                           (Vice President)