Form 10-Q
period 1996-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1996-08-14
CIK 788736

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended            JUNE 30, 1996
                                  -----------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
from                    to
    --------------------  ----------------------------------------------

Commission File Number:             0-16063
                         -----------------------------------------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

       Washington                                       91-1318471
- -------------------------------------------------------------------------------
(State of Organization)                       (IRS Employer Identification No.)

  1201 Third Avenue, Suite 3600, Seattle, Washington              98101
- -------------------------------------------------------------------------------
       (Address of Principal Executive Offices)                 (Zip Code)

                                (206)  621-1351
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X     No
                                 -----      -----


- ------------------------
This filing contains      pages.  Exhibits index appears on page     .
                     ----                                        ----

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)





                                                                                 June 30,                  December 31,
                                                                                   1996                        1995
                                                                                -----------                ------------
                                    ASSETS
Cash                                                                            $   267,535                $   348,690
Accounts receivable                                                                 318,640                    288,090
Prepaid expenses                                                                     75,369                     86,771
Property and equipment, net of accumulated
  depreciation of $11,979,040 and $11,168,699,
  respectively                                                                    6,086,045                  6,529,519
Intangible assets, net of accumulated
  amortization of $11,169,285 and $10,663,726,
  respectively                                                                    7,107,377                  7,525,601
                                                                                -----------                -----------
Total assets                                                                    $13,854,966                $14,778,671
                                                                                ===========                ===========

                       LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                           $   759,465                $   627,210
Due to managing general partner and affiliates                                      104,992                    108,344
Converter deposits                                                                  123,678                    131,696
subscriber prepayments                                                              277,593                    414,790
Notes payable                                                                    12,929,790                 13,914,689
                                                                                -----------                -----------
                  Total liabilities                                              14,195,518                 15,196,729
                                                                                -----------                -----------
Partners' equity:
 General Partners:
   Contributed capital, net                                                         (37,565)                   (36,812)
   Accumulated deficit                                                              (93,016)                   (94,544)
                                                                                -----------                -----------
                                                                                   (130,581)                  (131,356)
                                                                                -----------                -----------
 Limited Partners:
   Contributed capital, net                                                       8,998,444                  9,072,984
   Accumulated deficit                                                           (9,208,415)                (9,359,686)
                                                                                -----------                -----------
                                                                                   (209,971)                  (286,702)
                                                                                -----------                -----------
                  Total partners' equity                                           (340,552)                  (418,058)
                                                                                -----------                -----------
Total liabilities and partners' equity                                          $13,854,966                $14,778,671
                                                                                ===========                ===========


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)





                                                                                  For the six months ended June 30,
                                                                                --------------------------------------
                                                                                   1996                        1995
                                                                                ----------                  ----------
Service revenues                                                                $4,550,096                  $4,168,467

Expenses:
  Operating                                                                        428,198                     419,664
  General and administrative (including
     $714,534 and $653,740 to affiliates
     in 1996 and 1995, respectively)                                             1,066,501                   1,001,866
Programming                                                                      1,011,127                     915,199
Depreciation and amortization                                                    1,315,901                   1,292,848
                                                                                ----------                  ----------
                                                                                 3,821,727                   3,629,577
                                                                                ----------                  ----------

Income from operations                                                             728,369                     538,890

Other income (expense):
   Interest expense                                                               (581,467)                   (518,271)
   Interest income                                                                   5,897                       7,048
                                                                                ----------                  ----------
                                                                                  (575,570)                   (511,223)
                                                                                ----------                  ----------

Net income                                                                      $  152,799                      27,667
                                                                                ==========                  ==========

Allocation of net income:

   General Partners                                                             $    1,528                  $      277
                                                                                ==========                  ==========

   Limited Partners                                                             $  151,271                  $   27,390
                                                                                ==========                  ==========

Net income per limited partnership unit:
 (29,816 units)                                                                 $        5                  $        1
                                                                                ==========                  ==========

Net income per $1,000 investment                                                $       10                  $        2
                                                                                ==========                  ==========





 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)





                                                                                 For the three months ended June 30,
                                                                                --------------------------------------
                                                                                   1996                        1995
                                                                                ----------                  ----------
Service revenues                                                                $2,294,826                  $2,110,080

Expenses:
  Operating                                                                        217,406                     205,187
  General and administrative (including
     $354,110 and $327,375 to affiliates
     in 1996 and 1995, respectively)                                               545,826                     507,545
Programming                                                                        510,541                     463,545
Depreciation and amortization                                                      657,950                     647,863
                                                                                ----------                  ----------
                                                                                 1,931,723                   1,824,140
                                                                                ----------                  ----------

Income from operations                                                             363,103                     285,940

Other income (expense):
   Interest expense                                                               (256,985)                   (256,320)
   Interest income                                                                   3,748                       4,406
                                                                                ----------                  ----------
                                                                                  (253,237)                   (251,914)
                                                                                ----------                  ----------

Net income                                                                      $  109,866                  $   34,026
                                                                                ==========                  ==========
Allocation of net income

   General Partners                                                             $    1,099                  $      340
                                                                                ==========                  ==========

   Limited Partners                                                             $  108,767                  $   33,686
                                                                                ==========                  ==========

Net income per limited partnership unit:
     (29,816 units)                                                             $        4                  $        1
                                                                                ==========                  ==========

Net income per $1,000 investment                                                $        8                  $        2
                                                                                ==========                  ==========





 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)





                                                                                   For the six months ended June 30,
                                                                                ---------------------------------------
                                                                                   1996                         1995
                                                                                -----------                  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   152,799                  $   27,667
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                                  1,315,901                   1,292,848
   (Increase) decrease in operating assets:
     Accounts receivable                                                            (30,550)                     (2,429)
     Prepaid expenses                                                                11,402                      33,089
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                                          132,255                       3,773
     Due to managing general partner and affiliates                                  (3,352)                     64,008
     Converter deposits                                                              (8,018)                     (2,366)
     Subscriber prepayments                                                        (137,197)                   (134,053)
                                                                                -----------                  ----------
Net cash from operating activities                                                1,433,240                   1,282,537
                                                                                -----------                  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                            (366,868)                   (387,645)
                                                                                -----------                  ----------
Net cash used in investing activities                                              (366,868)                   (387,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                                   (984,899)                   (785,016)
Distributions to partners                                                           (75,293)                   (150,586)
Loan fees and other costs incurred                                                  (87,335)                     (4,153)
Repurchase of limited partner interest                                                    -                           -
                                                                                -----------                  ----------
Net cash used in financing activities                                            (1,147,527)                   (939,755)
                                                                                -----------                  ----------

DECREASE IN CASH                                                                    (81,155)                    (44,863)

CASH, beginning of period                                                           348,690                     377,075
                                                                                -----------                  ----------
CASH, end of period                                                             $   267,535                  $  332,212
                                                                                ===========                  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                     $   567,512                  $  592,459
                                                                                ===========                  ==========




 The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1996 and December 31, 1995, its Statements of Operations for the six and three months ended June 30, 1996 and 1995, and its Statements of Cash Flows for the three months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,294,826 for the three months ended June 30, 1996, representing an increase of approximately 9% over the same period in 1995. Of these revenues, $1,651,644 (72%) was derived from basic service charges, $223,743 (10%) from premium services, $98,334 (4%) from tier services, $87,763 (4%) from installation charges, $81,719 (3%) from service maintenance contracts and $151,623 (7%) from other sources. The revenue growth is due to rate increases placed into effect during the fourth quarter 1995, and the acquisition of 700 subscribers in the Highlands, NC area in December 1995.

As of June 30, 1996, the Partnership's systems served approximately 24,000 basic subscribers, 8,200 premium subscribers and 5,200 tier subscribers.

Operating expenses totaled $217,406 for the three months ended June 30, 1996, representing an increase of approximately 6% over the same period in 1995.
This is mainly due to increased salary and benefit costs as a result of cost of living adjustments and higher system maintenance expenses related to the new subscribers.

General and administrative expenses totaled $545,826 for the three months ended June 30, 1996, representing an increase of approximately 8% over the same period in 1995. This is attributable to higher salary and benefit costs as a result of cost of living adjustments and increases in revenue-based expenses, such as, management and franchise fees.

Programming expenses totaled $510,541 for the three months ended June 30, 1996, representing an increase of approximately 10% over the same period in 1995. This is mainly due to higher costs charged by various programmers, the additional subscribers in the Highlands, NC area and fees associated with new channel additions in various systems.

Depreciation and amortization expense increased 2% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the acquisition of new subscribers in the Highlands, NC area, offset by assets becoming fully depreciated during the second quarter of 1996.

Interest expense for the three months ended June 30, 1996 remained consistent with the same period in 1995. The average bank debt decreased from $13,604,000 during the second quarter of 1995 to $13,140,000 during the second quarter of 1996, however, the Partnership's effective interest rate increased from 7.54% in 1995 to 7.82% in 1996.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $2,000,000 revolving credit line, of which approximately $1,200,000 was outstanding as of June 30, 1996. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
3.25 to 1. As of June 30, 1996 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $12,895,821. Certain fixed rate agreements in effect as of March 31, 1996 expired during the second quarter of 1996 and the Partnership entered into new agreements. As of the date of this filing, interest rates on the credit facility were as follows: $1,400,000 fixed at 7.20%, expiring August 30, 1996; $11,432,000 fixed at 7.36% under the terms of an interest rate swap agreement with its lender expiring March 28, 1997. The balance of $63,321 bears interest at the prime rate plus 1/4% (currently 8.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the second quarter of 1996, the Partnership incurred approximately $217,000 in capital expenditures. These expenditures included a vehicle replacement and purchase of computer equipment in the Starkville, MS system; additional costs associated with a tier launch in the Forest, MS system; and line extensions in the Philadelphia, MS, Kosciusko, MS and Highlands, NC systems.

Planned expenditures for the balance of 1996 include the continued deployment of fiber in the Starkville, MS system; the completion of a 330MHz upgrade of the distribution plant in the Forest, MS system; and line extensions in various systems.

Effects of Regulation

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

Cable Programming Service Tier Rate Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provisions of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

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


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
        -----------------            -----------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
        -----------------            -----------------------------------
                                     Gary S. Jones
                                     (Vice President)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:
        --------------           --------------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated:                      BY:
        ---------------          -------------------------------
                                 Gary S. Jones
                                 (Vice President)