Form 10-Q
period 1996-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1996-11-13
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1996
                                 -----------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission File Number:             0-16063
                        --------------------------------------------------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

        Washington                                       91-1318471
--------------------------------------------------------------------------------
(State of Organization)                      (IRS Employer Identification No.)

    1201 Third Avenue, Suite 3600, Seattle, Washington            98101
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (206) 621-1351
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A

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


                             Yes   X       No
                                  ---         ---

------------------------
This filing contains      pages.  Exhibits index appears on page     .
                     ----                                        ----

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                                   September 30,       December 31,
                                                                                       1996               1995
                                                                                   -------------     --------------

                                     ASSETS

Cash                                                                               $    298,799        $    348,690
Accounts receivable                                                                     298,744             288,090
Prepaid expenses                                                                        106,958              86,771
Property and equipment, net of accumulated
  depreciation of $12,437,781 and $11,168,699,
  respectively                                                                        6,210,502           6,529,519
Intangible assets, net of accumulated
  amortization of $11,422,065 and $10,663,726,
  respectively                                                                        6,912,647           7,525,601

                                                                                   ------------        ------------
Total assets                                                                       $ 13,827,650        $ 14,778,671
                                                                                   ============        ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                              $  1,151,259        $    627,210
Due to managing general partner and affiliates                                           92,417             108,344
Converter deposits                                                                      117,817             131,696
Subscriber prepayments                                                                  283,229             414,790
Notes payable                                                                        12,439,821          13,914,689

                                                                                   ------------        ------------
                  Total liabilities                                                  14,084,543          15,196,729
                                                                                   ------------        ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                                             (37,565)            (36,812)
   Accumulated deficit                                                                  (92,179)            (94,544)

                                                                                   ------------        ------------
                                                                                       (129,744)           (131,356)
                                                                                   ------------        ------------

 Limited Partners:
   Contributed capital, net                                                           8,998,444           9,072,984
   Accumulated deficit                                                               (9,125,593)         (9,359,686)

                                                                                   ------------        ------------
                                                                                       (127,149)           (286,702)
                                                                                   ------------        ------------


                  Total partners' equity                                               (256,893)           (418,058)
                                                                                   ------------        ------------


Total liabilities and partners' equity                                             $ 13,827,650        $ 14,778,671
                                                                                   ============        ============


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                               For the nine months ended September 30,
                                               ---------------------------------------
                                                       1996               1995
                                                   -----------        -----------
Service revenues                                   $ 6,898,503        $ 6,353,192

Expenses:
  Operating                                            643,262            629,554
  General and administrative (including
     $1,077,407 and $1,014,041 to affiliates
     in 1996 and 1995, respectively)                 1,638,825          1,574,979
Programming                                          1,518,172          1,408,342
Depreciation and amortization                        2,041,757          1,946,950

                                                   -----------        -----------
                                                     5,842,016          5,559,825
                                                   -----------        -----------

Income from operations                               1,056,487            793,367

Other income (expense):
   Interest expense                                   (829,786)          (770,228)
   Interest income                                       9,757             11,000


                                                   -----------        -----------
                                                      (820,029)          (759,228)
                                                   -----------        -----------


Net income                                         $   236,458             34,139
                                                   ===========        ===========


Allocation of net income:

   General Partners                                $     2,365        $       341
                                                   ===========        ===========


   Limited Partners                                $   234,093        $    33,798
                                                   ===========        ===========


Net income per limited partnership unit:
 (29,816 units)                                    $         8        $         1
                                                   ===========        ===========


Net income per $1,000 investment                   $        16        $         2
                                                   ===========        ===========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                            For the three months ended September 30,
                                            ----------------------------------------
                                                   1996               1995
                                               -----------        -----------
Service revenues                               $ 2,348,406        $ 2,184,725

Expenses:
  Operating                                        215,063            209,890
  General and administrative (including
     $362,783 and $360,301 to affiliates
     in 1996 and 1995, respectively)               572,324            573,113
Programming                                        507,045            493,143
Depreciation and amortization                      725,856            654,102
                                               -----------        -----------
                                                 2,020,288          1,930,248
                                               -----------        -----------

Income from operations                             328,118            254,477

Other income (expense):
   Interest expense                               (248,319)          (251,956)
   Interest income                                   3,860              3,952
                                               -----------        -----------
                                                  (244,459)          (248,004)
                                               -----------        -----------


Net income                                     $    83,659        $     6,473
                                               ===========        ===========


Allocation of net income

   General Partners                            $       837        $        65
                                               ===========        ===========


   Limited Partners                            $    82,822        $     6,408
                                               ===========        ===========


Net income per limited partnership unit:
     (29,816 units)                            $         3        $      --
                                               ===========        ===========


Net income per $1,000 investment               $         6        $      --
                                               ===========        ===========

The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the nine months ended September 30,
                                                     ---------------------------------------
                                                             1996               1995
                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $   236,458        $    34,139
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                            2,041,757          1,946,950
   (Increase) decrease in operating assets:
     Accounts receivable                                      (10,654)           (43,196)
     Prepaid expenses                                         (20,187)            13,756
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    524,049             68,805
     Due to managing general partner and affiliates           (15,927)            31,027
     Converter deposits                                       (13,879)            (3,034)
     Subscriber prepayments                                  (131,561)          (108,821)

                                                          -----------        -----------
Net cash from operating activities                          2,610,056          1,939,626
                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (964,401)          (591,082)

                                                          -----------        -----------
Net cash used in investing activities                        (964,401)          (591,082)
                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                           (1,474,868)        (1,177,994)
Distributions to partners                                     (75,293)          (225,879)
Loan fees and other costs incurred                           (145,385)            (4,153)
Repurchase of limited partner interest                           --                 --

                                                          -----------        -----------
Net cash used in financing activities                      (1,695,546)        (1,408,026)
                                                          -----------        -----------

DECREASE IN CASH                                              (49,891)           (59,482)

CASH, beginning of period                                     348,690            377,075


                                                          -----------        -----------
CASH, end of period                                           298,799        $   317,593
                                                          ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest               $   818,544        $   724,899
                                                          ===========        ===========


The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1996 and December 31, 1995, its Statements of Operations for the nine and three months ended September 30, 1996 and 1995, and its Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,348,406 for the three months ended September 30, 1996, representing an increase of approximately 7% over the same period in 1995. Of these revenues, $1,694,062 (72%) was derived from basic service charges, $221,904 (10%) from premium services, $101,880 (4%) from tier services, $92,867 (4%) from installation charges, $80,527 (3%) from service maintenance contracts and $157,117 (7%) from other sources. The revenue growth is primarily due to rate increases placed into effect during the fourth quarter 1995 and August 1, 1996, and the acquisition of 700 subscribers in the Highlands, NC area in December 1995.

As of September 30, 1996, the Partnership's systems served approximately 24,400 basic subscribers, 8,400 premium subscribers and 5,500 tier subscribers.

Operating expenses totaled $215,063 for the three months ended September 30, 1996, representing an increase of approximately 2% over the same period in 1995. This is primarily due to increased salary and benefit costs resulting from cost of living adjustments.

General and administrative expenses totaled $572,324 for the three months ended September 30, 1996, remaining consistent with the same period in 1995. Increases in salary and benefit costs as well as management and franchise fees were offset by decreases in discretionary bonus compensation.

Programming expenses totaled $507,045 for the three months ended September 30, 1996, representing an increase of approximately 3% over the same period in 1995. This is mainly due to the additional subscribers in the Highlands, NC area and fees associated with new channel additions in various systems.

Depreciation and amortization expense increased 11% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the acquisition of new subscribers in the Highlands, NC area and current year purchases of plant and equipment, offset by assets becoming fully depreciated during the third quarter of 1996.

Interest expense for the three months ended September 30, 1996 remained consistent with the same period in 1995. The average bank debt decreased from $13,243,000 during the third quarter of 1995 to $12,668,000 during the third quarter of 1996, however, the Partnership's effective interest rate increased from 7.61% in 1995 to 7.84% in 1996.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $2,000,000 revolving credit line, of which approximately $1,200,000 was outstanding as of September 30, 1996. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
3.0 to 1. As of September 30, 1996 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $12,408,321. Certain fixed rate agreements in effect as of June 30, 1996 expired during the third quarter of 1996. As of the date of this filing, interest rates on the credit facility were as follows: $11,432,500 fixed at 7.36% under the terms of an interest rate swap agreement with its lender expiring March 28, 1997. The balance of $975,821 bears interest at the prime rate plus 1/4% (currently 8.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the third quarter of 1996, the Partnership incurred approximately $598,000 in capital expenditures. These expenditures included fiber upgrades and line extensions in the Starkville, MS system; production equipment and line extensions in the Philadelphia, MS system; and line extensions in the Forest, MS and Highlands, NC systems.

Planned expenditures for the balance of 1996 include the continued deployment of fiber in the Starkville, MS system; the completion of a 330MHz upgrade of the distribution plant in the Forest, MS system; and line extensions in various systems.


Acquisition of Cable Systems

The Partnership has entered into an asset purchase agreement to acquire cable television systems serving McRae, Helena, Eastman, Hazelhurst, Lumber City, Fitzgerald and Ocilla, GA as well as certain unincorporated areas of Telfair, Dodge, Jeff Davis, Ben Hill and Irwin Counties, all located in the state of Georgia (the "Systems"). The Systems serve approximately 12,400 basic subscribers and the aggregate purchase price is $23,839,040 subject to certain adjustments.

The Partnership has received a commitment from its lender to provide additional borrowing capacity to complete the acquisition. Terms of the amended and restated credit agreement include increasing credit capacity to $37,500,000, extending final maturity to December 31, 2000

Regulation Overview

The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Portions of the regulatory framework that impact the Partnership's operations are summarized below.


The 1996 Act

On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the telecommunications industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the Partnership's operations follows:

Regulation of rates other than the basic service tier has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). The Partnership qualifies as a small company and all of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act.

The 1996 Act also addresses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of public, educational and governmental access channels and leased access channels.

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


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index
         10.40 Asset Purchase Agreement between TCI Cablevision of Georgia, Inc. and Northland Cable Properties Six Limited Partnership, dated July 19, 1996.

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996 .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                              Managing General Partner



Dated:  11/6/96           BY:  /s/ RICHARD I. CLARK
       ------------              -----------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:  11/6/96             BY:  /s/ GARY S. JONES
       ------------              -----------------------
                                     Gary S. Jones
                                     (Vice President)

                            ASSET PURCHASE AGREEMENT

         This Asset Purchase Agreement is made as of July 19, 1996, by and between NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP, a Washington limited partnership ("Buyer") and TCI CABLEVISION OF GEORGIA, INC., a Georgia corporation ("Seller").

                                    RECITALS

     A. Seller currently is engaged in the business of providing cable television service in or around: the incorporated communities of McRae and Helena and nearby unincorporated areas of Telfair County, Georgia; the incorporated community of Eastman and nearby unincorporated areas of Dodge County, Georgia; the incorporated communities of Hazelhurst and Lumber City and nearby unincorporated areas of Jeff Davis County, Georgia; and the incorporated communities of Fitzgerald and Ocilla and nearby unincorporated areas of Ben Hill County and Irwin County, Georgia.

         B. Buyer desires to purchase and Seller desires to sell and convey substantially all of the assets of Seller used or useful in connection with such cable television business, all as more particularly described below.

                                    AGREEMENT

         For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

SECTION 1.  DEFINITIONS

         For the purposes of this Agreement, the following capitalized terms shall have the respective meanings ascribed to them below (terms defined in the singular shall have the same meanings when used in the plural, and vice versa):

         1.1 Agreement shall mean this Asset Purchase Agreement, as amended, supplemented or modified from time to time, including all agreements, instruments and documents delivered in connection with this Agreement and all Schedules and Exhibits annexed hereto.

         1.2 Assets shall mean all properties, privileges, rights and interests, real and personal, tangible and intangible, of every type and description in which Seller has any right, title or interest, and that are owned, held, used, or useful in the CATV Systems as of the Closing Date, except only for the Excluded Assets as defined in Section 1.15. Assets include without limitation the items which are listed in Schedule 1.2 (except only the Excluded Assets listed in Schedule 1.15), and the following:

                    1.2.1 Cash and Cash Equivalents. All cash and cash equivalents held by Seller and relating to converter and other subscriber deposits (but only to the extent the refund obligations for the same are assumed by Buyer), all subscriber prepayments, advertising prepayments and other prepaid revenues, and all accounts receivable existing as of Closing with respect to the CATV Systems, including but not limited to those Cash Equivalents described in
Schedule 1.2, but not including cash on hand, accounts or investments of any kind that are not otherwise Cash Equivalents;

                    1.2.2 CATV Instruments. Franchises, licenses, crossing permits, service agreements and all intangible CATV channel distribution rights or privileges owned, used or held for use by Seller, including without limitation those described in Schedule 1.2;

                    1.2.3 CATV Equipment. All tangible personalty, furniture, fixtures, office equipment and supplies, electronic devices, strand, trunk, feeder, drop and other distribution cable, towers, antennae, poles, amplifiers, power supplies, conduit, vaults, pedestals, grounding and pole hardware, "headend" (origination, earth stations, transmission and distribution system) hardware, motor and other vehicles, tools, construction equipment, test equipment, maintenance equipment, spare parts, inventory and other personal property and facilities owned, leased, used, or held for use in the CATV Systems, and subscribers' devices to the extent owned by Seller (including, without limitation, converters, encoders, transformers behind TV sets and fittings), all of which includes, without limitation, those described in
Schedule 1.2;

                    1.2.4 Real Property. All realty, including appurtenances, improvements, and fixtures located thereon, easements, and other such items, owned or leased by Seller and used or held for use in the CATV Systems, including Seller's fee and leasehold interests therein, and including without limitation those items or interests described in Schedule 1.2;

                    1.2.5 Seller Contracts. All contracts, agreements and other arrangements pertaining to the lawful ownership, operation and maintenance of the CATV Systems or used in the CATV Systems, including without limitation those described in Schedule 1.2; and

                    1.2.6 Intangibles. All general intangibles including, but not limited to, subscriber lists, accounts receivable, notes receivable, options, claims, patents, copyrights, registered trademarks, and goodwill.

         1.3 Basic Package Services shall mean the package of cable television programming, including broadcast and satellite service programming (but excluding Pay-TV Services) offered by a given CATV System at the monthly rate per subscriber set forth on Schedule 1.3, as such services are more particularly described in Schedule 1.8.

         1.4 Basic Service Tier shall mean that level of cable services, offered at the rate set forth in Schedule 1.8, that includes only (a) the signals of off-air television broadcast stations, (b) the signals of television broadcast stations that are secondarily transmitted by a satellite carrier beyond the local service area of such stations, (c) local origination channels, and (d) public, educational and governmental access channels.

         1.5 Basic Subscriber shall mean, as of any date and for any franchise area served by the CATV Systems, an individually billed residential subscriber to Basic Package Services of the CATV Systems (which will not include "additional outlets" or "second connects" as such terms are commonly understood in the CATV industry), except any such subscriber (a) who is more than sixty
(60) calendar days past due (from the original due date as stated on the billing statement) in the payment of any amount exceeding Ten Dollars ($10), (b) who has not paid at least two (2) months' payment for Basic Package Services in full without discount and all installation charges billed therefor, or (c) whose service is pending disconnection for any reason.



Asset Purchase Agreement                                                  Page 2
AS12a                                                                   06/21/96

         1.6 Business Day shall mean any day other than Saturday, Sunday or a day on which banking institutions in Denver, Colorado or Seattle, Washington are required or authorized to be closed.

         1.7        CATV shall mean cable television.

         1.8 CATV Systems shall refer to: (a) Seller's complete CATV reception and distribution systems as presently conducted by Seller in or around the incorporated communities of McRae and Helena and nearby unincorporated areas of Telfair County, Georgia, consisting of one or more headends, trunk cable, feeder cable, microwave transmission and reception facilities, drops and associated electronic equipment, which are, or are capable of being, operated as an independent system without interconnections to other CATV systems (collectively, the "McRae System"); (b) Seller's complete CATV reception and distribution systems as presently conducted by Seller service in or around the incorporated community of Eastman and nearby unincorporated areas of Dodge County, Georgia, consisting of one or more headends, trunk cable, feeder cable, microwave transmission and reception facilities, drops and associated electronic equipment, which are, or are capable of being, operated as an independent system without interconnections to other CATV systems (collectively, the "Eastman System"); (c) Seller's complete CATV reception and distribution systems as presently conducted by Seller service in or around the incorporated communities of Hazelhurst and Lumber City and nearby unincorporated areas of Jeff Davis County, Georgia, consisting of one or more headends, trunk cable, feeder cable, microwave transmission and reception facilities, drops and associated electronic equipment, which are, or are capable of being, operated as an independent system without interconnections to other CATV systems (collectively, the "Hazelhurst System"); (d) Seller's complete CATV reception and distribution systems as presently conducted by Seller service in or around the incorporated communities of Fitzgerald and Ocilla and nearby unincorporated areas of Ben Hill County and Irwin County, Georgia, consisting of one or more headends, trunk cable, feeder cable, microwave transmission and reception facilities, drops and associated electronic equipment, which are, or are capable of being, operated as an independent system without interconnections to other CATV systems (collectively, the "Fitzgerald System"); and (e) all of the Assets and business of such systems, as more particularly described in Schedule 1.8.

         1.9 CLI Rules shall refer to the Cumulative Leakage Index ("CLI") standards under currently effective FCC rules and regulations.

         1.10 Closing and Closing Date shall refer to the consummation of transactions contemplated by this Agreement, to be held at the place and on the date specified in Section 8.1. The day on which such meeting takes place shall be referred to as the "Closing Date."

         1.11 Code shall mean the Internal Revenue Code of 1986, and any successor statute of similar import, and regulations thereunder, in each case as in effect from time to time.

         1.12 Equivalent Billing Units shall mean a hypothetical equivalent to a Basic Subscriber determined, as of any date and for each franchise area served by the CATV Systems, by dividing (a) the total monthly billings for sales by the CATV Systems to bulk and commercial accounts for Basic Package Services during the most recent full month ended prior to the date of calculation, by (b) the standard monthly rate (without discount of any kind) charged during such month to single family households for Basic Package Services sold by the CATV Systems; except any such bulk subscriber (a) who is more than sixty (60) calendar days past due (from the original due date as stated on the billing


Asset Purchase Agreement                                                  Page 3
AS12a                                                                   06/21/96
statement) in the payment of any amount exceeding Ten Dollars ($10), (b) who has not paid at least two (2) months' payment for Basic Package Services in full without discount and all installation charges billed therefor, or (c) whose service is pending disconnection for any reason.

         1.13 Equivalent Subscribers shall mean, with respect to the CATV Systems, the sum of (a) the number of Basic Subscribers and (b) the number of Equivalent Billing Units.

         1.14 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, and regulations thereunder, in each case as in effect from time to time.

         1.15 Excluded Assets shall include: Seller's cash on hand at Closing (but only to the extent that such cash does not constitute Cash Equivalents under Section 1.2.1); all trade names, including but not limited to the names "TCI," "TCI Cablevision of Georgia," "Tele-Communications, Inc." and all derivatives thereof; all Prime Star accounts and DMX commercial accounts of Seller; the pole attachment and retransmission consent agreements listed on
Schedule 1.15; all programming agreements; and only those other assets mutually agreed to by the parties and listed in Schedule 1.15

         1.16 FCC shall mean the Federal Communications Commission.

         1.17 HSR Act shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder.

         1.18 Monthly Revenue shall mean the monthly average of the total revenues, as defined under generally accepted accounting principles, derived from the operation of the CATV Systems, excluding all revenues from the Prime Star and DMX commercial accounts of Seller, during the Revenue Determination Period.

         1.19 Pay-TV Services shall mean one or more additional channels of programming commonly known as premium or pay-television programming channels not otherwise made available to Equivalent Subscribers without the payment of monthly fees in addition to the fee for Basic Package Services.

         1.20 Permitted Exceptions shall mean, with respect to ALTA lessee's and owner's extended coverage title insurance policies, (a) standard printed exceptions, (b) inchoate liens for current taxes and assessments not yet delinquent, (c) existing zoning or similar laws or ordinances, (d) Security Interests specifically assumed by Buyer pursuant to Section 4.1, (e) exceptions added to the title commitment as a result of matters shown on any survey obtained in accordance with Section 11.3.2, (f) standard mineral or water rights exceptions, (g) rights reserved to any governmental authority under any franchise, permit, or license and any right of any governmental authority to regulate the affected property, and (h) any other encumbrances, easements, liens, rights-of-way, covenants, restrictions, servitudes and imperfections or irregularities in title; provided, however, that none of the foregoing exceptions, individually or in the aggregate, will materially impair the present use of the Real Property affected thereby, or otherwise cause material interference with the operations of the CATV Systems.

         1.21 Proforma Monthly Revenue shall mean the monthly average of the total revenues, as defined under generally accepted accounting principles, derived from the operation of the CATV


Asset Purchase Agreement                                                  Page 4
AS12a                                                                   06/21/96

Systems during the Revenue Determination Period excluding (a) all revenues from the Prime Star and DMX commercial accounts of Seller and (b) all revenues attributable to services or equipment subject to a Rate Reduction Order that becomes effective during the Revenue Determination Period, plus the product of
(x) the rate(s) required to be charged for services or equipment pursuant to a Rate Reduction Order and (y) the number of units of service or equipment subject to a Rate Reduction Order actually charged by Seller during the Revenue Determination Period.

         1.22 Purchase Price shall mean the total consideration payable by Buyer to Seller for the transactions contemplated in this Agreement, as more particularly described in Section 3.1.

         1.23 Rate Reduction Order shall mean any formal rate order with respect to any CATV System from the FCC or any of the CATV Systems' local franchising authorities, the effect of which is to require decreases in the rates that may be charged for any services or equipment provided by any CATV System.

         1.24 Remedial Steps shall mean the necessary steps Seller will have taken so as to have caused the CATV Systems to be in full compliance with the Technical Standards.

         1.25 Required Consents shall mean the written consents to be obtained from governmental agencies, franchising authorities, lessors, and any other third parties whose consents and approvals are reasonably necessary or required for Seller to sell, transfer, assign, convey and deliver the Assets to Buyer and for Buyer to conduct the business of the CATV Systems and to own, lease, use, and operate, as the case may be, the Assets at the places and in the manner in which the CATV Systems and Assets are presently conducted or used and will be conducted or used on the Closing Date.

         1.26 Revenue Determination Period shall mean the three (3) full calendar months ended immediately preceding the Closing Date.

         1.27 Security Interest shall mean any mortgage, deed-of-trust, lien, security agreement, limitation, pledge, hypothecation, assignment for security purposes, option, put, charge, capital or financing lease arrangement, priority, encumbrance, claim, suit, judgment or restraint on transfer (including, without limitation, any agreement to give or suffer to exist any of the foregoing) against title with respect to any Asset to be sold under this Agreement.

         1.28 Seller's Knowledge shall mean the actual knowledge of a particular matter of any of the executive officers of Seller or on-site general managers of the CATV Systems, after reasonable investigation of the CATV Systems.

         1.29 Technical Standards shall mean the standards set forth in Section 5.8.3.

SECTION 2.           SALE OF ASSETS

         2.1 Agreement to Purchase and Sell. Subject to the terms and conditions set forth in this Agreement, at Closing Buyer shall purchase and Seller shall sell, transfer, assign, convey and deliver the Assets to Buyer.



Asset Purchase Agreement                                                  Page 5
AS12a                                                                   06/21/96

         2.2 Assets to Be Sold. Except as otherwise specifically provided in this Agreement, all of the Assets, whether or not described in the Schedules to this Agreement, are intended to be sold, transferred, assigned, conveyed and delivered to Buyer, free and clear of all Security Interests.

SECTION 3.  PURCHASE PRICE

         3.1 Purchase Price. Buyer shall pay to Seller total consideration of Twenty Three Million Eight Hundred Thirty Nine Thousand Forty Dollars ($23,839,040) (the "Purchase Price") for the Assets, subject to adjustment as provided in Sections 3.2 and 3.3, and shall be payable as follows:

                  3.1.1 Cash. At Closing, Buyer shall pay to Seller Twenty Two Million Six Hundred Forty Five Thousand Eight Hundred Ninety Five Dollars ($22,645,895) by wire transfer of immediately available funds on the Closing Date; and

                  3.1.2 Escrow. At Closing, Buyer shall deposit into an escrow account One Million One Hundred Ninety Three Thousand One Hundred Forty Five Dollars ($1,193,145), pursuant to an Escrow Agreement substantially in the form of Exhibit G, which escrow account shall be held back from Seller until the earlier of (i) one hundred twenty (120) days after the Closing Date, or (ii) immediately after payment of the post-Closing adjustment has been made as provided in Section 3.3. The escrow account shall be subject to Buyer's continuing right to offset or recoup for post-closing adjustments to be made pursuant to Section 3.3.

         3.2 Adjustments and Prorations to the Purchase Price at Closing

                    3.2.1 Purchase Price Adjustments. Northland Communications Corporation, the managing general partner of Buyer, originally negotiated the transactions contemplated by this Agreement as a part of a larger transaction with Seller. Such other transactions are reflected in that certain Asset Purchase Agreement dated April 10, 1996 between Seller and Northland Cable Properties Seven Limited Partnership ("NCP-Seven") (the collective transactions represented by this Agreement and the other agreement shall be referred to in this Section 3.2.1 and Sections 8.2 and 11.2.5 as the "Aggregated Systems"). Although Seller has consented to the allocation of portions of the Aggregated Systems to Buyer and NCP-Seven, Seller nevertheless has required that Purchase Price adjustments shall be made only using the actual aggregate number of Equivalent Subscribers and the actual aggregate Monthly Revenue for the Aggregated Systems. Therefore, the Purchase Price and the portion thereof payable under Section 3.1.1 shall be reduced or increased by the formula in either subsection (a) or (b) below that yields the greatest reduction or least increase, as follows:

                            (a) Equivalent Subscriber Adjustment. If on the Closing Date the actual number of Equivalent Subscribers served by the Aggregated Systems is less or greater than fifteen thousand five hundred fifty nine (15,559), then the Purchase Price and the portion thereof payable under Section 3.1.1 shall be reduced or increased, as the case may be, to an amount determined by multiplying the Purchase Price by a fraction, the numerator of which is the actual number of Equivalent Subscribers served by the Aggregated Systems at the Closing Date and the denominator of which is fifteen thousand five hundred fifty nine (15,559), but in no case shall the purchase prices for the Aggregated Systems be reduced to less than Twenty Six Million Four Hundred Ninety Two Thousand Eight Hundred Twenty Three Dollars ($26,492,823), or


Asset Purchase Agreement                                                  Page 6
AS12a                                                                   06/21/96
increased to more than Thirty Two Million Three Hundred Eighty Thousand One Hundred Seventeen Dollars ($32,380,117); or

                            (b) Monthly Revenue Adjustment. If on the Closing Date the actual Monthly Revenue for the Aggregated Systems is less or greater than Four Hundred Fifty Three Thousand Six Hundred Fifty Five Dollars ($453,655), then the Purchase Price and the portion thereof payable under Section 3.1.1 shall be reduced or increased, as the case may be, to an amount determined by multiplying the Purchase Price by a fraction, the numerator of which is the actual Monthly Revenue for the Aggregated Systems at the Closing Date and the denominator of which is Four Hundred Fifty Three Thousand Six Hundred Fifty Five Dollars ($453,655), but in no case shall the purchase prices for the Aggregated Systems be reduced to less than Twenty Six Million Four Hundred Ninety Two Thousand Eight Hundred Twenty Three Dollars ($26,492,823), or increased to more than Thirty Two Million Three Hundred Eighty Thousand One Hundred Seventeen Dollars ($32,380,117).

                           (c) Special Adjusted Monthly Revenue Purchase Price Adjustment. If a Rate Rollback Order becomes effective during the Revenue Determination Period and as a consequence thereof the Monthly Revenue for the Aggregated Systems at the Closing Date is less than Four Hundred Fifty Three Thousand Six Hundred Fifty Five Dollars ($453,655), then the Purchase Price and the portion thereof payable under Section 3.1.1 shall be reduced to an amount determined by multiplying the Purchase Price by a fraction, the numerator of which is the greater of (A) Proforma Monthly Revenue for the Aggregated Systems or (B) Three Hundred Forty Thousand Two Hundred Forty One Dollars ($340,241) and the denominator of which is Four Hundred Fifty Three Thousand Six Hundred Fifty Five Dollars ($453,655).

                           (d) Additional Adjustments among Buyer and NCP-Seven. To the extent that Buyer may make additional Purchase Price increases or reductions in the manner described above, relative to the purchase prices payable by NCP-Seven, to account for material variations of actual Equivalent Subscribers or Monthly Revenue among NCP-Seven's CATV systems, Seller shall reasonably cooperate with Buyer to accomplish such adjustments; provided, however, that Seller's reasonable cooperation shall in no case require a Purchase Price adjustment in addition to the adjustments described in subparagraphs (a), (b) and (c) above.

                    3.2.2  Prorations and Other Adjustments

                           (a) Prorations. In addition to the adjustments described in Section 3.2.1, appropriate adjustments to the Purchase Price and the portion thereof payable under Section 3.1.1 shall be made on a prorata basis as of the Closing Date to the extent reasonably possible for all prepaid expenses, accrued expenses and prepaid revenue, all as determined in accordance with generally accepted accounting principles, to reflect the principle that all expenses arising out of and all income attributable to the CATV Systems for the period prior to 11:59 p.m. local time on the Closing Date are for the account of Seller, and that all expenses arising out of and all income attributable to the CATV Systems for the period after 11:59 p.m. local time on the Closing Date are for the account of Buyer. All overlapping items of income or expense, including without limitation the following, shall be prorated or reimbursed, as the case may be, as of 11:59 p.m. local time on the Closing Date:



Asset Purchase Agreement                                                  Page 7
AS12a                                                                   06/21/96

                                    (i) Prepaid expenses and deposits (including
                  without limitation lessee security deposits) made prior to Closing, as permitted by the terms hereof, for or in connection with goods or services where all or a part of such goods or services have not been received or used as of the Closing Date (e.g., rents paid in advance for a rental period extending beyond the Closing Date);

                                    (ii) Liabilities customarily accrued,
                  arising from expenses incurred but unpaid as of Closing, including without limitation liabilities under any and all obligations assumed by Buyer pursuant to Section 4.1 (e.g., rents, sales commissions, fees for business and professional services, and other similar matters);

                                    (iii) Taxes and utility charges related to
                  the CATV Systems or in respect of any of the Assets (other than state sales taxes that may be due as a consequence of the consummation of the transactions contemplated by this Agreement, and any taxes that may be imposed upon Buyer on the basis of Buyer's income);

                                    (iv) Deposits made and unearned prepayments
                  received by Seller in connection with any of Seller's obligations assumed by Buyer pursuant to Section 4.1; and

                                    (v) Franchise fees, copyright payments,
                  railroad and/or highway crossing charges, satellite service fees, antenna space leases, billing company charges, and other fees, expenses, costs and charges normally prorated in the sale of the assets of a CATV business.

         No payments or adjustments shall be made with respect to any Excluded Assets.

                           (b) Pre-Closing Procedure. At least five (5) Business Days before Closing, Seller shall notify Buyer of Seller's good faith estimate of (i) the Equivalent Subscribers and the Monthly Revenue as of the Closing Date, and (ii) any adjustments or prorations required by this Section 3.2. If such estimate will result in a reduction to the Purchase Price, then the amount to be paid by Buyer at Closing shall be preliminarily reduced by such estimate. Prior to Closing, Seller shall provide Buyer or Buyer's representatives with copies of or reasonable access to all books and records, subscriber work orders, billing reports, bank statements and related documentation as Buyer may reasonably request for purposes of verifying the matters set forth in such notification, but without limiting Seller's obligations hereunder to certify the accuracy of all adjustments. Seller and Buyer shall work together in good faith to resolve on or before the Closing Date any disagreement with respect to any matter set forth in such notification.

                  3.2.3 Adjustment for Cost of Escrow. The Purchase Price and the portion thereof payable under Section 3.1.1 shall be reduced by the amount payable by Seller for one-half (1/2) of the fees and expenses payable under the Escrow Agreement in substantially the form attached hereto as Exhibit E.

                  3.2.4 Adjustment for Accounts Receivable. The Purchase Price and the portion thereof payable under Section 3.1.1 shall be increased by the value of Seller's accounts receivable


Asset Purchase Agreement                                                  Page 8
AS12a                                                                   06/21/96
existing as of the Closing Date with respect to subscribers to the CATV Systems in accordance with the following:

                           (a) For accounts receivable aged zero (0) through thirty (30) days, one hundred percent (100%) of the aggregate amount of such accounts receivable; and

                           (b) For accounts receivable aged thirty one (31) through ninety (90) days, eighty-five percent (85%) of the aggregate amount of such accounts receivable.

No adjustments to the Purchase Price shall be made with respect to accounts receivable aged over ninety (90) days. The age of such accounts receivable shall be measured from the original due date of billing as stated on Seller's billing statements.

         3.3        Post-Closing Adjustments

                    3.3.1 Procedure. As soon as practicable, but in any event within sixty (60) calendar days after the Closing Date, Seller shall prepare and deliver to Buyer a certificate setting forth the final determination of all adjustments which were not calculated for Seller's pre-Closing notification pursuant to Section 3.2.2(b) and setting forth any corrections to the pre-Closing notification as may be reasonably necessary to support any final adjustments made in such certificate. After such certificate has been delivered, Buyer shall have a period of fifteen (15) calendar days to review such certificate and to present objections, if any, to Seller. Buyer shall grant to Seller or Seller's representatives reasonable access to Buyer's books and records as Seller may reasonably request for purposes of preparing such certificate. Such certificate shall be final and conclusive unless objected to by Buyer in writing within such 15-calendar day period. During the fifteen (15) calendar days after Seller's receipt of any such written objection from Buyer, Seller and Buyer shall attempt to reach agreement upon the proper prorations and adjustments called for in Section 3.2. A payment shall be made by Seller or Buyer within five (5) Business Days after any such agreement as to the proper undisputed amounts, taking into account any preliminary adjustment for such items made at Closing. If Seller and Buyer are unable to agree upon the proper amount of any such adjustment within such 15-calendar day period, then the amounts in dispute shall be submitted to an accounting firm mutually acceptable to Buyer and Seller, which shall render a written decision to Seller and Buyer within thirty (30) calendar days after it has been retained, which decision shall be final, and whose fees shall be paid one-half by Buyer and one-half by Seller.

                    3.3.2 Property Taxes. If the amount of any real or personal property tax to be prorated is not known on the Closing Date, such tax shall be apportioned on the basis of the most recent tax assessment; except, however, if there is a re-assessment pending or threatened with respect to the property being taxed, then the parties shall mutually agree to an appropriate apportionment taking into account such pending or threatened re-assessment.

SECTION 4.  ASSUMPTION OF LIABILITIES

         4.1 Assignment and Assumption. All of Seller's obligations with respect to the CATV Systems are set forth in the agreements listed in Schedule 1.2. Except only as specifically provided in this Section 4.1, Buyer shall assume only (a) the obligations of Seller set forth on Schedule 4.1 that accrue after the Closing Date, and (b) Seller's obligations to subscribers of the CATV Systems that accrue after the Closing Date with respect to (i) subscriber deposits held by Seller (and for which Buyer


Asset Purchase Agreement                                                  Page 9
AS12a                                                                   06/21/96
receives credit) as of the Closing Date which are refundable, and (ii) subscriber advance payments held by Seller (and for which Buyer receives credit) as of the Closing Date for services to be rendered in connection with the operation of the CATV Systems subsequent to the Closing Date (collectively, the "Assumed Liabilities"). If and to the extent that Seller, in the ordinary course of business consistent with past practices, enters into written agreements with parties not affiliated with Seller after the date of this Agreement but before the Closing Date that have terms of less than ninety (90) days and have payment or performance obligations of less than Forty Thousand Dollars ($40,000), individually or in the aggregate, Buyer shall assume all of such agreements as part of the Assumed Liabilities. Buyer shall assume any other agreements entered into by Seller to the extent Buyer has provided Seller with its express written approval of such agreements. At Closing, Seller shall assign and Buyer shall assume the Assumed Liabilities. Such agreement for assignment and assumption pertaining to CATV Instruments and Seller Contracts shall, to the extent reasonably possible, be in the form of Exhibits B or C. Such agreement for assignment and assumption pertaining to Real Property shall, to the extent reasonably possible, be in the form of Exhibit D.

         4.2 Limitation of Liability. It is expressly understood and agreed that Buyer shall not be liable for, and does not assume, any obligations or liabilities of Seller of any kind or nature, other than the Assumed Liabilities. Except as otherwise set forth herein, Buyer shall be under no obligation to, and shall not, assume any obligation, liability or indebtedness of Seller or the CATV Systems, including without limitation any and all fines, penalties, or forfeitures levied or assessed by the FCC, the Copyright Office, any franchising authority, or any other governmental entity after Closing, to the extent that such fines or penalties relate to the period prior to Closing.

         4.3 Sales and Transfer Taxes; Third-Party Consents. Buyer shall assume the liability for and shall pay any and all reasonable costs, fees and taxes associated with the consummation of the transactions contemplated by this Agreement; provided, however, that Buyer shall not be obligated either to pay any unreasonable fees or expenses or to undertake any unreasonable obligations as a part of Buyer's performance. If Buyer and Seller determine that extraordinary measures are necessary to obtain the consent or agreement to any part of the transactions contemplated by this Agreement of any governmental authority (e.g., HSR Act filings) or any independent third-party with whom Seller is contractually bound, any extraordinary fees or expenses, or the initiation or prosecution of legal proceedings, shall be paid one-half by Seller and one-half by Buyer. Seller shall assume the liability for and shall pay any and all taxes that may be imposed on Seller on the basis of Seller's income. Notwithstanding the foregoing, unless specifically set forth herein, each party shall bear the expenses of its own attorneys, accountants and experts.

SECTION 5.  REPRESENTATIONS AND WARRANTIES OF SELLER

         To induce Buyer to enter into this Agreement, Seller represents and warrants to Buyer as follows:

         5.1 Organization and Authority. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia and is qualified to transact business in all other jurisdictions in which the failure to so qualify would have a material adverse effect on its business or properties; openly and lawfully does business under the names "TCI" and "TCI Cablevision of Georgia" but no other name; has full power and authority to execute, deliver, and perform this Agreement; has all requisite power and authority to carry on its business as currently conducted and to


Asset Purchase Agreement                                                 Page 10
AS12a                                                                   06/21/96
own, lease, use, and operate the Assets at the places they are located and in the manner in which the CATV Systems are operated; and has taken all corporate action required by law, its articles of incorporation and otherwise, and as of Closing shall have used its commercially reasonable efforts to have obtained all Required Consents and shall have received all necessary corporate consents and approvals, including without limitation the approval of the directors of Seller, to authorize the execution, delivery, and performance of this Agreement. Seller has not, within the four (4) year period immediately preceding the date of this Agreement, changed its name, been the surviving entity of a merger or consolidation, or acquired all or substantially all of the assets of any person, company or entity.

         5.2 Schedules. The Schedules to this Agreement, as the same may be amended or supplemented pursuant to Section 15.9 , list all of the material Assets owned, held, or used for the performance of any CATV Instrument or Seller Contract and for the lawful conduct of the CATV Systems. All Schedules to this Agreement, as the same may be amended or supplemented pursuant to Section 15.9 are true, accurate, and complete in all material respects.

         5.3 No Breach or Violation. To Seller's Knowledge, the execution, delivery, and performance of this Agreement will not (a) conflict with or result in a breach or violation by Seller of, or (b) constitute default by Seller under, or (c) create or impose any Security Interest or right of termination, cancellation, or acceleration with respect to any of the Assets pursuant to, any statute, ordinance, rule, regulation, or order, or any material agreement, lease, instrument, document or arrangement affecting the CATV Systems or the Assets or any part thereof, to which Seller is a party or by which Seller or the Assets are bound, except such conflicts, breaches, violations, defaults, security interests, terminations, cancellations or accelerations as would not, individually or in the aggregate, have a material adverse effect on the validity, binding effect or enforceability of this Agreement, on the CATV Systems, or on the ability of Seller to perform its obligations under this Agreement. This Agreement constitutes the legal, valid, and binding obligation of Seller, enforceable in accordance with its terms, except insofar as enforceability may be affected by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws now or hereafter in effect affecting creditors' rights generally or by principles governing the availability of equitable remedies.

         5.4 Title to Assets. Seller has good, marketable and indefeasible title, both legal and equitable, to all of the Assets which are owned, and a valid leasehold interest in all of the Assets which are leased; and the Assets are free and clear of all Security Interests of any kind or nature, subject only to (a) Permitted Exceptions with respect to Real Property, and (b) those Security Interests disclosed in Schedule 5.4, which Security Interests shall be removed and released at or prior to Closing, unless assumed by Buyer.

         5.5 Real Property. With respect to all Real Property:

                    5.5.1 Zoning. To Seller's Knowledge, the Real Property and the improvements located thereon and the continuation of business presently being conducted thereon do not violate any applicable material zoning laws.

                    5.5.2 Access; Utilities. The Real Property is served by all utilities and services, including without limitation electrical power, water, sewer and telephone, reasonably necessary for the normal and intended use of the Real Property in connection with the operation of the CATV Systems.



Asset Purchase Agreement                                                 Page 11
AS12a                                                                   06/21/96

                    5.5.3 Effectiveness of Leases. To Seller's Knowledge, all leases of Real Property are currently in full force and effect and are valid and enforceable in accordance with their respective terms under all applicable laws. Seller is in compliance with all of the material requirements and obligations under all such leases, and there is no pending assertion or claim by any party that Seller is in default or otherwise not in compliance with all such leases.

                    5.5.4 Easements. Except as disclosed in Schedule 5.5.4, Seller owns and possesses all material easements and rights-of-way necessary for the operation, maintenance, repair, replacement, and current location of all cables, lines, towers, poles, equipment, and other facilities used or useful in connection with the operation of the CATV Systems.

                    5.5.5  Environmental Matters

                           (a) Definitions. For purposes of this Section 5.5.5, the following terms shall have the following meanings:

                                    (i) Hazardous Substance. "Hazardous
                  Substance" shall mean any chemical, substance, material, or waste, including without limitation asbestos, PCBs and formaldehyde, that is defined, classified, listed, or designated as hazardous, toxic, or radioactive, or by other similar term, by any federal, state, or local environmental statute, regulation, rule, order, or ordinance presently in effect.

                                    (ii) Environmental Laws. "Environmental
                  Laws" shall mean all federal, state and local laws and regulations in effect as of the Closing Date relating to emissions, discharges, releases or threatened releases of Hazardous Substances into the environment (including without limitation the atmosphere, ambient water, surface water, ground water or land surface or sub-surface) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of Hazardous Substances.

                           (b) Presence. Except as set forth on Schedule 5.5.5, to Seller's Knowledge (i) there has been no storage, spill, release, discharge, emission, or disposal of any Hazardous Substance that has occurred or is presently occurring in, upon, or onto the Real Property in violation of any Environmental Law; and (ii) there is no underground storage tank on the Real Property.

                           (c) Pending Proceedings. Except as set forth on
         Schedule 5.5.5, there is no pending civil or criminal litigation, notice of violation, investigation or administrative proceeding arising out of the business or activities of Seller, including without limitation any pending litigation, inquiry, investigation or proceeding relating in any way to the Environmental Laws, nor, to Seller's Knowledge, are any of the foregoing threatened.

         5.6 Required Consents. Schedule 5.6 sets forth a true, correct and complete list of all Required Consents.

         5.7 CATV Instruments and Seller Contracts



Asset Purchase Agreement                                                 Page 12
AS12a                                                                   06/21/96

                    5.7.1 Effectiveness. Except as disclosed in Schedule 1.2, the CATV Instruments and all material Seller Contracts (i) are currently in full force and effect, (ii) are valid and enforceable in accordance with their respective terms under all applicable federal, state, and local laws, except insofar as enforceability may be affected by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws now or hereafter in effect affecting creditors' rights generally or by principles governing the availability of equitable remedies, and (iii) include all material licenses, rights of entry, permits, and other rights and authorizations, necessary to enable Seller to operate the CATV Systems as and in the manner in which they presently are conducted and in accordance with all applicable federal, state and local laws. Seller is not in default under or violation of any material provision of any CATV Instrument or Seller Contract. Except as disclosed in Schedule 1.2, there is no dispute, legal action, governmental proceeding or investigation, pending or, to Seller's Knowledge, threatened, for the purpose of modifying, revoking, terminating, suspending, canceling, or reforming any CATV Instrument or Seller Contract, or seeking damages or other relief with respect thereto. Except as disclosed in Schedule 1.2, Seller is in material compliance with the applicable requirements of all governing or regulatory authorities (including without limitation the FCC and the Copyright Office) relating to the CATV Instruments and Seller Contracts, including, without limitation, all requirements relating to notification, filing, document delivery, reporting, posting, maintenance of logs and records and payment of fees or other amounts due. Except as set forth in Schedule 5.11, there is no pending assertion or claim by any governmental authority or counter-party to any CATV Instrument or Seller Contract that operations pursuant to such CATV Instruments or Seller Contracts have been improperly conducted or maintained. As of Closing, a request for renewal has been filed under Section 626 of the Cable Communications Policy Act of 1984 with respect to all franchises expiring within thirty-six (36) months of the date of this Agreement.

                    5.7.2 Copies. Seller has delivered to Buyer true, correct and complete copies of all material CATV Instruments and material Seller Contracts and any amendments to such material CATV Instruments and material Seller Contracts to the date of this Agreement. Seller has delivered to Buyer copies of all renewal notices filed under Section 626 of the Cable Communications Policy Act of 1984 with respect to all franchises expiring within thirty-six (36) months of the date of this Agreement.

         5.8 FCC Compliance

                    5.8.1 General Compliance. As of Closing, Seller shall be duly authorized under applicable CATV Instruments and FCC rules, regulations, and orders to distribute all of the off-air television and radio broadcast signals presently being cablecast to the subscribers of the CATV Systems and to utilize all carrier frequencies generated by the CATV Systems, and shall be duly licensed to operate all the property, equipment and facilities, including, without limitation, any business radio and any CATV relay service system, being operated in connection with the CATV Systems. As of Closing, the operation of the CATV Systems and of any FCC-licensed facility used in conjunction with the operation of the CATV Systems shall be in material compliance with the FCC's rules and regulations and, to the extent applicable, the rules and regulations of the Federal Aviation Administration, and Seller has received no notice, and otherwise has no reason to know, of any claimed default or material violation with respect to the foregoing. Prior to Closing, Seller will have delivered to Buyer copies of all current and past reports and filings for the immediately past two years as may be necessary for Buyer to evaluate Seller's compliance with FCC rules and regulations. As of Closing, Seller will have materially complied with and will have provided Buyer with true, correct and complete copies of all valid Syndicated Exclusivity, Network Nonduplication and Sports Blackout requests and all notices received by Seller with respect to any of the signals carried on the CATV Systems. Schedule 5.8.1 sets forth a true, correct


Asset Purchase Agreement                                                 Page 13
AS12a                                                                   06/21/96
and complete list of (a) all local franchising authorities of the CATV Systems that have exercised authority pursuant to Section 76.309(a) of the FCC's rules to enforce customer service standards, (b) all local franchising authorities of the CATV Systems that have sought certification from the FCC to regulate rates and adopted regulations to administer such rate regulation, and (c) all complaints filed with the FCC with respect to rates charged by the CATV Systems. Prior to Closing, Seller will make available for Buyer's inspection and at Closing Seller will deliver to Buyer true and correct copies of all current and past reports, filings and notices, for the immediately past two years, of the following (if and to the extent the same are available):

                                    (i) The CATV Systems' political file
                  maintained pursuant to Section 76.207 of the FCC's rules.

                                    (ii) The CATV Systems' advertising and
                  sponsorship identification file maintained pursuant to Section 76.221(f) of the FCC's rules.

                                    (iii) The CATV Systems' paid political
                  advertising file maintained pursuant to Section 76.221(d) of the FCC's rules.

                                    (iv) The CATV Systems' file on commercial
                  matter on children's programs maintained pursuant to Section 76.225(c) of the FCC's rules.

                                    (v) The CATV Systems' proof of performance
                  test data, including an identification of the instruments, a description of the procedures utilized, and a statement of the qualifications of the person performing the tests, from the semi-annual performance tests required pursuant to Section 76.601(c) of the FCC's rules.

                                    (vi) The CATV Systems' written policy
                  statement and all records relating to indecent leased access programming pursuant to Section 76.701(h) of the FCC's rules, and a schedule of Seller's commercial leased access rates pursuant to Section 76.970(e) of the FCC's rules.

                                    (vii) Records of complaints from subscribers
                  of the CATV system concerning the quality of the television signals delivered together with Seller's correspondence and other records of how such complaints were resolved.

                                    (viii) Letters to off-air broadcasters sent
                  pursuant to Section 76.58 of the FCC's rules.

                                    (ix) FCC Forms 393, 1200, 1210 and 1215 as
                  submitted to the FCC and/or any of the CATV Systems' franchising authorities, together with any correspondence, notices or other documentation related thereto.

                                    (x) The CATV Systems' notices to subscribers
                  sent pursuant to Sections 76.56(d)(3), 76.309(c)(3), 76.607,
                  76.630(a), 76.630(d), 76.630(e), 76.802, 76.931, 76.932,
                  76.964, 76.952, and 76.980(d) of the FCC's rules, and the notice sent to subscribers pursuant to Section 624(d) of the Communications Act of 1934, as amended.



Asset Purchase Agreement                                                 Page 14
AS12a                                                                   06/21/96

                    5.8.2 CLI Compliance. As of Closing, Seller shall have materially complied with its obligations in connection with the CLI Rules including, without limitation, (a) using reasonably adequate CLI monitoring equipment, (b) maintaining appropriate log books and other record-keeping pursuant to and in accordance with Section 76.601(e) of the FCC's rules, and (c) promptly correcting any radiation leakage discovered by Seller in connection with its monitoring obligations under the CLI Rules.

                    5.8.3 Tests and Compliance with Technical Standards. During the one-year period prior to the execution of this Agreement, Seller completed each of the following tests in the manner specified below. When such tests were conducted, the CATV Systems were operated at the power levels specified in the CATV Systems' technical design. Each of the CATV Systems complied with the standards set forth in Sections 5.8.3(a) and (e), and each of the CATV Systems that serves greater than 1,000 subscribers complied with the standards set forth in Sections 5.8.3(a), (b), (c), (d) and (e).

                           (a) Signal Leakage and CLI Certification. Pursuant to the rules of the FCC and in accordance with the standards generally accepted by qualified engineers in the CATV industry, Seller conducted a ground-based signal leakage test on the CATV Systems. The CATV Systems' CLI, as determined by using the I (infinity) method was equal to or less than 58. Results of the signal leakage test, together with a log covering the three year period immediately preceding the date of this Agreement of all detected leaks and a description of the repairs effected, have been delivered to Buyer.

                           (b) Proof of Performance. Seller performed an end-to-end swept frequency response test of all the trunk facilities of the CATV Systems from 50 to 350 MHz, and demonstrated a "peak-to-valley" ratio of less than 3dB between adjacent channels and less than 10dB between all other channels.

                           (c) Carrier to Noise. Seller performed carrier to noise ratio testing on an adequate number of channels, including at least the highest and lowest channels carried on each CATV System, and demonstrated a ratio of better than 43 dB on the channels tested.

                           (d) Hum Modulation. Seller performed hum modulation testing on an adequate number of channels, including at least the highest and lowest channels carried on each CATV System, and demonstrated hum disturbances of less than three percent on the channels tested.

                           (e) Aeronautical Frequencies. All aeronautical frequencies used by the CATV Systems have been maintained within 5 kHz +/- of the authorized offset frequency.

                    5.8.4 Payment of FCC Regulatory Fees and Fines. Seller has, prior to Closing, paid in full any and all FCC regulatory fees due in connection with the operation of the CATV Systems and any and all fines, penalties, or forfeitures levied or assessed by the FCC as a result of the failure of any portion of the CATV Systems to comply with the CLI Rules, the standards prescribed in Section 5.8.3, or any other FCC rules. Seller shall remain responsible for (and shall pay in full) any such fines, penalties, or forfeitures levied or assessed by the FCC after Closing, to the extent that the same (i) relate to the period prior to Closing, and (ii) have been determined to be valid.



Asset Purchase Agreement                                                 Page 15
AS12a                                                                   06/21/96

                    5.8.5 Carriage of Broadcast Signals. Schedule 5.8.5 sets forth a true, correct and complete list of all television broadcast stations carried on the CATV Systems and designates whether the stations' signals are carried pursuant to the must-carry provisions of the FCC's rules or pursuant to retransmission consent agreements.

         5.9 Copyrights, Patents and Trademarks

                    5.9.1 Copyright Filings. Except as set forth in Schedule 5.9.1, Seller has timely made all requisite filings with and payments to the Register of Copyrights and is otherwise in material compliance with all applicable rules and regulations of the Copyright Office. Seller has delivered to Buyer copies of all current and past reports and filings within the past three (3) years reasonably necessary to evidence such compliance with Copyright Office rules and regulations.

                    5.9.2 Copyright Infringement. To Seller's Knowledge, the Assets and the programming offered over the CATV Systems are free and clear of any rightful claim of any third person by way of copyright infringement. The manner in which the off-air broadcast signals and other program services are offered over the CATV Systems will not result in additional reportable gross receipts under applicable rules and regulations of the Copyright Office.

                    5.9.3 Payment of Copyright Royalties and Fines. Seller has, prior to Closing, paid in full any and all copyright royalties due in connection with the operation of the CATV Systems and any and all fines, penalties or forfeitures levied or assessed by the Copyright Office as a result of the failure of the CATV Systems to comply with the rules of the Copyright Office. Seller shall remain responsible for (and shall pay in full) any such fines, penalties or forfeitures levied or assessed by the Copyright Office after Closing, to the extent that the same (i) related to the period prior to Closing, and (ii) have been determined to be valid.

                    5.9.4 Patents, Trademarks. Seller does not possess any patent, patent right, trademark, copyright or other proprietary intellectual property necessary or desirable for the operation of the CATV Systems, and is not a party to any license or royalty agreement with respect to any patent, trademark, or copyright necessary or desirable for the operation of the CATV Systems, except for licenses respecting program material and obligations under the Copyright Act of 1976 applicable to CATV systems generally. To Seller's Knowledge, neither Seller (with respect to the CATV Systems) nor the CATV Systems is infringing on the patent, trademark or other intellectual property rights of any party.

         5.10 Assets and CATV Business

                    5.10.1 Generally. Except as expressly set forth in the Schedules to this Agreement or as waived by Buyer, at Closing all Assets shall be in operating condition, ordinary wear and tear excepted, for use in the operation of a cable television system. None of the CATV Systems, or the buildings, structures, or appurtenances used in the CATV Systems, violates applicable laws, ordinances, codes, regulations or restrictive covenants, the compliance with which would involve a material cost to correct, would materially detract from their value, or would materially interfere with their use in the operation of a cable television system. Except as expressly set forth in the Schedules, the CATV Systems are properly located and materially comply with all applicable laws, rules and regulations. Seller has not received any notice heretofore not complied with, from any federal, state, local or other governmental authority or agency having jurisdiction over the CATV Systems or the Assets, or any


Asset Purchase Agreement                                                 Page 16
AS12a                                                                   06/21/96
insurance or inspection body, that the CATV Systems or the Assets fail to materially comply with any applicable law, ordinance, regulation, building or zoning law, or the requirements of any public authority or body. The CATV Systems and the Assets are suitable for continued use in the manner in which they are presently operated without the need for repairs or replacement, except for the repairs and maintenance normally arising in the ordinary course of business of a cable system of similar age and geographic location.

                    5.10.2 Cable Plant Design and Performance. All cable used in the CATV Systems is coaxial, and, except for such conditions as might be expected for a cable system of its age and geographic location, is water-tight and joined and connected according to normal and customary industry standards. The McRae System, at the Closing Date, shall have no fewer than 38.9 strand miles and 42.3 plant miles (consisting of [N/A] aerial trunk miles, [N/A] aerial distribution miles, [N/A] underground trunk miles and 3.4 underground distribution miles), excluding service drops, and shall be capable of operations (in accordance with the Technical Standards) at the capacity level of 300 MHz. The Eastman System, at the Closing Date, shall have no fewer than 75.6 strand miles and 82.1 plant miles (consisting of [N/A] aerial trunk miles, [N/A] aerial distribution miles, [N/A] underground trunk miles and 6.5 underground distribution miles), excluding service drops, and shall be capable of operations (in accordance with the Technical Standards) at the capacity level of 300 MHz. The Hazelhurst System, at the Closing Date, shall have no fewer than 88.5 strand miles and 46.1 plant miles (consisting of [N/A] aerial trunk miles, [N/A] aerial distribution miles, [N/A] underground trunk miles and 7.6 underground distribution miles), excluding service drops, and shall be capable of operations (in accordance with the Technical Standards) at the capacity level of 300 MHz. The Fitzgerald System, at the Closing Date, shall have no fewer than 145.7 strand miles and 166.7 plant miles (consisting of [N/A] aerial trunk miles, [N/A] aerial distribution miles, [N/A] underground trunk miles and 21.0 underground distribution miles), excluding service drops, and shall be capable of operations (in accordance with the Technical Standards) at the capacity level of 300 MHz.

         5.11 Litigation and Proceedings. Except as set forth in Schedule 5.11, there is no litigation at law, or in equity, and there is no other proceeding or investigation pending or, to Seller's Knowledge, threatened, against Seller which reasonably would, if adversely determined, individually or in the aggregate, have a material adverse effect on the CATV Systems or on Seller's ability to perform its obligations under this Agreement, and Seller does not know of any basis for such litigation or proceedings. Seller is not materially in default in any manner with respect to any order, writ, injunction, or decree of any court or federal, State, municipal, or other governmental department, commission, board, bureau, agency, or instrumentality which relates to the operation of the CATV Systems, and Seller has materially complied with all laws, rules, or regulations applicable to the CATV Systems and the operation thereof.

         5.12 Tax Returns; Other Reports. Seller has duly and timely filed in proper form all federal, state, local, and foreign income, franchise, sales, use, property, excise, payroll, and other tax returns and all other reports (whether or not relating to taxes) required to be filed by law with any governmental authority or agency thereof. All taxes, fees and assessments of whatever nature due or payable by Seller pursuant to said returns, reports, or otherwise, have been paid. There are no tax audits pending and no outstanding agreements or waivers extending the statutory period of limitations applicable to any federal, state, or local income tax return for any period.

         5.13 Employment Matters



Asset Purchase Agreement                                                 Page 17
AS12a                                                                   06/21/96

                    5.13.1 Employees. Schedule 5.13.1 contains a true and complete list of the names and positions of all employees of Seller whose work is primarily for the CATV Systems. Seller has materially complied with all applicable laws relating to the employment of labor, including, without limitation, ERISA, and those relating to wages, hours, collective bargaining, unemployment insurance, worker's compensation, equal employment opportunity and the payment and withholding of taxes.

                    5.13.2 Employment Relationship. Seller has no employment agreements, either written or oral, with any person which would require Buyer to employ any person after the Closing Date.

                    5.13.3 Unions. Seller is not a party to any contract with any labor organization, and neither has Seller agreed to recognize any union or other collective bargaining unit, nor has any union or other collective bargaining unit been certified as representing any of its employees who work primarily for the CATV Systems nor has Seller received any requests from any party for recognition as a representative of such employees for collective bargaining purposes.

                    5.13.4 Benefits. At Closing, Seller shall have the sole responsibility for, and Buyer shall not be required to continue, any defined benefit, defined contribution, or other employee benefit plan subject to the jurisdiction of ERISA to which Seller is currently a party or by which Seller is bound.

                    5.13.5 Plans. Seller shall have the sole responsibility for maintenance and/or distribution of benefits accrued under any qualified plans maintained by Seller pursuant to the plan provisions of all such plans sponsored by Seller, if any. Buyer will not assume any liability for (a) any such accrued benefits or (b) any fiduciary or administrative responsibility to account for or dispose of any such accrued benefits maintained under any qualified plans sponsored by Seller.

                    5.13.6 Seller's Responsibility. All welfare plan claims and short- or long-term disability plan obligations incurred on or before the Closing, if any, shall remain the sole responsibility of Seller. Eligible indemnity plan expenses attributable to any of Seller's covered employees or dependents who are confined to a hospital or medical institution on the date of the Closing will continue to be the responsibility of Seller to the extent required under Seller's applicable plans.

                    5.13.7 Health Care Continuation. There has been no material failure to comply with the continuation health care requirements of the Code or related acts, laws, rules and regulations as such requirements have applied or currently apply to any current or former employee of Seller or any spouse, former spouse, dependent child, or former dependent child of any such employee under any group health plan maintained by or for Seller on or prior to the Closing Date.

                    5.13.8 Miscellaneous Federal Acts. Seller's present employment practices materially comply with all rules and standards set by the Americans With Disabilities Act of 1990, Pub. L. 101-36, as amended, and the Family and Medical Leave Act of 1993, Pub. L. 103-3 including any regulations promulgated thereunder.

                    5.13.9 FCC Filings. Schedule 5.13.9 contains true, correct and complete copies of Seller's FCC Form 395-A filings, which Seller filed on or before the applicable deadlines, beginning with the Form 395-A filed two years before such form filed at the latest applicable deadline.



Asset Purchase Agreement                                                 Page 18
AS12a                                                                   06/21/96

         5.14 Subscribers Fees and Rates. The monthly rates currently charged by Seller for each of the services offered on the CATV Systems are as set forth in
Schedule 1.8. Except as set forth in Schedule 5.14, Seller has not been ordered by the FCC or any of the CATV Systems' local franchising authorities to reduce the rates charged for any of the regulated services and equipment listed in
Schedule 1.8 nor is any such order threatened. Seller increased the rates charged for regulated services and equipment on May 1, 1995 for Pay-TV Services. Seller increased the rates charged for regulated services and equipment for Basic Package Services: for Eastman on August 1, 1995; for McRae on April 1, 1995 and June 1, 1995; for Hazelhurst on July 1, 1995 and February 1, 1996; and for Fitzgerald on June 1, 1995 and August 1, 1995.

         5.15 Insolvency Proceedings. No insolvency proceedings of any character, including without limitation bankruptcy, receivership, reorganization, composition or arrangement with creditors, voluntary or involuntary, affecting Seller or the CATV Systems are pending or, to Seller's Knowledge, threatened. Seller has not made an assignment for the benefit of creditors or taken any action with a view to, or that would constitute a valid basis for, the institution of any such insolvency proceedings. On the Closing Date, Seller (i) will have sufficient capital to carry on its business and transactions, and (ii) will be able to pay its debts as they mature or become due.

         5.16 Finders and Brokers. Neither Seller nor its officers, directors, shareholders or employees has entered into any contract, arrangement, or understanding with any person or firm which may result in the obligation of Seller or Buyer to pay any finder's, brokerage, or agent's fees, commission or other like payment or compensation due to the transactions contemplated in this Agreement. For the two year period prior to the date of this Agreement, Seller has not entered into any agreement, whether written, oral, express or implied, directly or indirectly regarding the sale or other disposition of the CATV Systems.

         5.17 Citizenship. Seller is not a "foreign person" as defined in
Section 1445(f)(3) of the Code. Buyer shall have the right to furnish copies of any Seller affidavit of such representation to the Internal Revenue Service.

         5.18 Overbuilds; Competition. To Seller's Knowledge, no area presently served by the CATV Systems or within the scope of any of Seller's CATV franchises is presently subject to an overbuild situation or subject to competition from a multipoint distribution service ("MDS"), multichannel multipoint distribution service ("MMDS") or other wireless cable services, except for Prime Star and DMX. To Seller's Knowledge, no person or firm other than Seller has been granted a CATV franchise, or a license to provide MDS, MMDS or other wireless cable services in any of the communities (or any of the unincorporated areas) presently served by the CATV Systems or within the geographical scope of any of Seller's CATV franchises. To Seller's Knowledge, no person or firm (a) intends to construct or operate a CATV system or to provide MDS, MMDS or other wireless cable services within any area served by the CATV Systems or any area within the geographical scope of any of Seller's CATV franchises, or (b) intends to apply for a CATV franchise or a license to provide MDS, MMDS or other wireless cable services covering any area served by the CATV Systems or any area within the geographical scope of any of Seller's CATV franchises.

         5.19 Financial Statements. To Seller's Knowledge, the CATV Systems' unaudited financial statements, including without limitation balance sheets, income statements and any and all other related documents, the most recent of which are attached as Schedule 5.19: (i) have been prepared in accordance


Asset Purchase Agreement                                                 Page 19
AS12a                                                                   06/21/96
with generally accepted accounting principles applied on a consistent basis throughout the period involved and as compared with prior periods; (ii) are true, correct, complete and accurate in all material respects subject, in the case of any interim statements, to year-end adjustments where applicable, and
(iii) fairly present Seller's financial position, income, expenses, assets, liabilities, shareholders' equity and the results of operation of the CATV Systems as of the date and for the period indicated. There has been no material adverse change in the business, assets, properties, prospects, or condition (financial or otherwise) of the CATV Systems since the preparation of the most recent financial statements delivered to Buyer.

         5.20 Free CATV Service. Except as set forth in Schedule 5.20 to this Agreement, there is no agreement, obligation or other requirement for Seller to provide free CATV service to any person, entity or firm.

         5.21 Pole Attachments. Seller has substantially complied in all material respects with the obligations imposed on it pursuant to any of its agreements with utility companies providing for the attachments of the CATV Systems' facilities to utility poles or for the placement of the CATV System's facilities in ducts or conduit. Without limiting the generality of the foregoing, Seller has timely completed and paid all costs associated with all pole make-ready, change-out, reconfiguration, relocation or other similar work requirements. All of the CATV Systems' pole attachments have been timely and properly reported to the respective pole owners and the number of attachments reported by Seller in Schedule 1.2 is materially correct.

SECTION 6.  BUYER'S REPRESENTATIONS AND WARRANTIES

         6.1 Organization and Authority. Buyer is a limited partnership duly formed and validly existing under the laws of the State of Washington; has full power and authority to execute, deliver and perform this Agreement; and has taken all partnership action required by law and otherwise to authorize the execution, delivery and performance of this Agreement. This Agreement constitutes the legal, valid and binding obligation of Buyer enforceable in accordance with its terms, except insofar as enforceability may be affected by applicable bankruptcy, insolvency, reorganization, moratorium, or similar laws now or hereafter in effect affecting creditors' rights generally or by principles governing the availability of equitable remedies.

         6.2 Litigation and Proceedings. Except as set forth in Schedule 6.2, there is no litigation at law, or in equity, and there is no other proceeding or investigation pending or, to Buyer's Knowledge, threatened against, or which may adversely affect, Buyer, or which involves the possibility of any judgment, order, award or other decision which might impair the ability of Buyer to perform under this Agreement, and Buyer does not know of any basis for such litigation or proceedings.

         6.3 Finders and Brokers. Neither Buyer nor its officers or employees has entered into any contract, arrangement, or understanding with any person or firm, which may result in the obligation of Seller or Buyer to pay any finder's, brokerage, or agent's fees, commission or other like payment or compensation.

         6.4 Citizenship. Buyer is not a "foreign person" as defined in Section 1445(f)(3) of the Code. Seller shall have the right to furnish copies of any Buyer affidavit of such representation to the Internal Revenue Service.



Asset Purchase Agreement                                                 Page 20
AS12a                                                                   06/21/96

         6.5 No Breach or Violation. To Buyer's actual knowledge, the execution, delivery, and performance of this Agreement will not (a) conflict with or result in a breach or violation by Buyer of, or (b) constitute default by Buyer under, any statute, ordinance, rule, regulation, or order, or any material agreement, lease, instrument, document or arrangement, except such conflicts, breaches, violations or defaults as would not, individually or in the aggregate, have a material adverse effect on the ability of Buyer to perform its obligations under this Agreement.

         6.6 No Consents. Except for HSR Act filings, Buyer does not need to give any notice to, make any filing with, or obtain any authorization, consent or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

SECTION 7.  CONDUCT PENDING CLOSING

         7.1 Access to Premises and Records. Between the date of execution and delivery of this Agreement and the Closing Date, Seller shall allow Buyer, its accountants, auditors, engineers and representatives full access, on not less than three (3) Business Days' prior notice, at mutually agreed upon reasonable times, to all of the premises and books and records of Seller and the CATV Systems and shall furnish to Buyer and its representatives all information regarding the business and properties of Seller as may be reasonably requested by Buyer or its representatives. Buyer shall have the opportunity to perform CLI testing, other FCC-related systems performance testing, and environmental site assessments of the Assets pursuant to Section 10.1 with Seller's full cooperation and assistance prior to the Closing, provided that such audit and other procedures do not unreasonably interfere with the operations of the CATV Systems. Buyer shall have the opportunity to inspect the financial records of Seller relating to the CATV Systems and to perform a field audit of Seller's accounts and such other procedures commonly performed in an audit conducted by an independent certified public accounting firm with Seller's full cooperation and assistance prior to the Closing, provided that such audit and other procedures do not unreasonably interfere with the operations of the CATV Systems. Seller also shall cooperate with Buyer and its accountants, auditors and representatives to enable Buyer to generate the type of financial information required under Form 8-K to be filed by Buyer with the United States Securities and Exchange Commission pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Buyer (a) will treat and hold, and will cause its employees and representatives to treat and hold, as confidential any information concerning the business and affairs of Seller that is not already generally available to the public received by Buyer, its employees, or its representatives from Seller pursuant to this Section 7.1 or otherwise, (b) will not use any such information except in connection with this Agreement, and (c) if this Agreement is terminated for any reason whatsoever, will return to Seller all tangible embodiments (and copies thereof) of such information in its possession.

         7.2 Continuity and Maintenance of Operations. Seller shall continue to operate the CATV Systems, shall maintain the Assets (including maintenance and replenishment of all inventories of spare equipment and parts reasonably adequate for the needs of the CATV Systems, including without limitation those listed in Schedule 1.2), and shall keep all of its business books, records, and files all in the ordinary course of business in accordance with past practices, consistently applied. Seller shall bear the risk of loss on or prior to Closing with respect to the Assets and the CATV Systems as a result of any loss, claim, casualty, or calamity. Seller shall not, without prior written consent of Buyer, which consent shall not be unreasonably withheld, (i) change the rate charged for Basic Package Services or any


Asset Purchase Agreement                                                 Page 21
AS12a                                                                   06/21/96
premium services, (ii) add or delete any program services, or (iii) rearrange the CATV Systems' channel line-ups. Seller shall not sell, transfer, assign, or permit the creation of any Security Interest on any of the Assets without the prior written consent of Buyer, which consent shall not be unreasonably withheld. Except as otherwise required under the terms of this Agreement, Seller may amend or cancel any CATV Instruments, any Seller Contract or any other contract or agreement which is necessary or appropriate for the maintenance of the Assets or the operation of the CATV Systems, but only in the ordinary course of business. Seller specifically acknowledges that any amendment or cancellation of any franchise or lease agreement shall be deemed not to be in the ordinary course of business. Seller shall not itself, nor shall Seller permit any of its directors, officers, shareholders, agents or employees to pay any of Seller's accounts receivable from the CATV Systems' subscribers outstanding on the date of this Agreement or hereafter; provided, however, that such persons shall be permitted to make payment for CATV services received by them at their own dwellings.

         7.3 Existing Relationships. Except as otherwise required by this Agreement, Seller shall use its commercially reasonable efforts to preserve the CATV Systems as a going concern and to preserve existing relationships with suppliers, customers, governmental entities and others having business dealings with Seller, all in accordance with Seller's ordinary course of business consistent with past practices.

         7.4 Employees; Employment Relationship. All of Seller's employees who work primarily for the CATV Systems shall be and remain Seller's employees until Closing, with Seller having full authority and control over their actions, and Buyer shall not assume the status of an employer or a joint employer of, or incur or be subject to any liability or obligation of an employer with respect to, any such employees unless and until actually hired by Buyer. Seller shall be solely responsible for any and all liabilities and obligations Seller may have to its employees who work primarily for the CATV Systems, including without limitation compensation, severance pay, and accrued vacation time and long-term disability, if applicable. Seller shall comply with the provisions of the Worker Adjustment and Retraining and Notification Act and similar laws, if applicable, and shall be solely responsible for any and all liabilities, penalties, fines, or other sanctions that may be assessed or otherwise due under such laws on account of the closing of the transaction contemplated by this Agreement and the dismissal or termination of any of Seller's employees who work primarily for the CATV Systems by Seller at or prior to Closing. Seller shall use its commercially reasonable efforts to preserve Seller's relationship with its employees who work primarily for the CATV Systems and shall pay to those employees all salaries, commissions, benefits and other compensation to which they are entitled for services rendered prior to Closing. Seller shall not, without the prior written consent of Buyer, which consent shall not be withheld unreasonably, change the compensation of any employees of the CATV Systems where such changes would be inconsistent with Seller's past practices consistently applied.

         7.5 Buyer's Right to Employ. Seller consents to Buyer discussing with any of Seller's employees who work primarily for the CATV Systems, at any time after twenty (20) calendar days from the execution of this Agreement the possibility of their employment by Buyer after the Closing and to Buyer hiring any of those employees after the Closing. Seller agrees and acknowledges, however, that Buyer is under no obligation to offer employment to any of those employees. Current employees of Seller which are hired by Buyer, if any, shall not be considered to be in the employ of Buyer until after the Closing Date and until such time as they have been formally hired by Buyer and satisfy the active work requirement of completing one full hour of active service for Buyer. Buyer will provide Seller with a list of Seller's employees who work primarily for the CATV Systems and whom Buyer intends to hire


Asset Purchase Agreement                                                 Page 22
AS12a                                                                   06/21/96
as soon as practicable after the execution of this Agreement but in any event at least ten (10) days before the Closing Date.


         7.6 Approvals. To the extent reasonably possible, Seller shall deliver to Buyer for Buyer's review and approval a copy of Seller's request for each Required Consent, together with any franchise, agreement, lease, document, instrument or paper to be executed by or on behalf of any governmental entity, franchising authority, lessor or other third party, prior to delivery of such to any such party. Such consents shall be in forms reasonably acceptable to Buyer. Seller shall use its commercially reasonable efforts to obtain each of the Required Consents. Buyer shall reasonably cooperate with and assist Seller in obtaining the Required Consents.

         7.7 News Releases and Media Notification. Prior to Closing, any and all news releases or other notification of the local media with respect to the transactions contemplated in this Agreement shall be subject to the prior written consent of both Seller and Buyer, which consent shall not be unreasonably withheld.

         7.8 Written, Executed Easements. With respect to easements listed in
Schedule 5.5.4 that are not in a properly recordable form, Seller shall use its commercially reasonable efforts to obtain written easements that are assignable to Buyer, executed by the proper third parties, that accurately set forth the legal descriptions and scope of such easements or rights-of-way.

         7.9 Buyer's Inspection; Adequacy of Seller's Remedial Steps. During the ninety (90) day period following the date of this Agreement, but in no event later than forty five (45) days prior to Closing, Buyer, at its expense and with Seller's reasonable cooperation, shall have the opportunity to conduct tests and inspections to determine whether the CATV Systems comply with the Technical Standards. To the extent the CATV Systems or any portion thereof are not in compliance with the Technical Standards, Buyer will promptly notify Seller of such noncompliance and Seller, at its sole cost and expense, will take all appropriate Remedial Steps during the thirty (30) day period following such notification but in no event later than ten (10) days prior to Closing and shall maintain the CATV Systems in compliance with the Technical Standards until Closing. In the event Buyer and Seller are unable to agree whether Seller has taken appropriate Remedial Steps to bring the CATV Systems into compliance with the Technical Standards, Buyer and Seller shall appoint a mutually acceptable engineering firm to conduct appropriate tests, in accordance with the rules of the FCC and the standards generally accepted by qualified engineers in the CATV industry, to certify the CATV Systems' compliance with the Technical Standards, which firm shall render a written report to Buyer and Seller within thirty (30) calendar days after it has been retained, and whose fees shall be paid one-half by Buyer and one-half by Seller.

         7.10 Retransmission Consent Agreements. Buyer will use its reasonable best efforts in good faith to obtain, and Seller shall reasonably cooperate with and assist Buyer in obtaining, all material retransmission consent agreements, provided, however, that such efforts by Buyer and such cooperation and assistance by Seller shall not require either party to undertake any extraordinary or unreasonable measures to obtain such retransmission consents, including, without limitation, the payment of extraordinary or unreasonable fees or expenses, or the initiation or prosecution of legal proceedings.


Asset Purchase Agreement                                                 Page 23
AS12a                                                                   06/21/96

         7.11 Franchises. Buyer and Seller shall cooperate, using commercially reasonable efforts, to obtain extensions of the term of or renewals of the franchises from all of the franchising authorities of the CATV Systems, such that no franchise shall have a stated expiration date prior to December 31, 2001. "Commercially reasonable efforts" as used in this Section 7.11 shall not require Seller to agree to franchise terms that are reasonably unsatisfactory to Seller.

         7.12 HSR Notification. As soon as practicable after the execution of this Agreement, but in any event no later than forty-five (45) days after such execution, Buyer and Seller will each complete and file, or cause to be completed and filed, any notification and report required to be filed under the HSR Act. Each of the parties will take any additional action that may be necessary, proper or advisable, will cooperate to prevent inconsistencies between their respective filings and will furnish to each other such necessary information and reasonable assistance as the other may reasonably request in connection with its preparation of necessary filings or submissions under the HSR Act.

SECTION 8.  CLOSING; CLOSING DATE; TERMINATION

         8.1 Closing Date. Subject to the terms and conditions of this Agreement, Closing shall be conducted at the offices of Buyer or such other location on a Closing Date as may be mutually agreed to by the parties. Timing of the Closing shall be subject to the following terms: Closing shall take place not later than thirty (30) Business Days after Seller has obtained all Required Consents and has complied with all other terms and conditions of this Agreement; or on such later date as may be acceptable to Buyer and Seller.

         8.2 Termination. This Agreement may be terminated at any time prior to
Closing:

                    (a)    by the mutual written consent of Seller and Buyer;

                    (b) by Buyer in its sole and absolute discretion, if Seller fails to demonstrate to Buyer's reasonable satisfaction that at the Closing Date the Aggregated Systems either (i) serve at least fourteen thousand three (14,003) Equivalent Subscribers, or (ii) generate at least Four Hundred Eight Thousand Two Hundred Ninety Dollars ($408,290) in Monthly Revenues;

                    (c) by either Seller or Buyer, in the event of a material breach or misrepresentation under this Agreement by the other party unless (i) such breach is cured within fifteen (15) calendar days after written notice thereof is given by the party alleging such material breach or misrepresentation, or (ii) the alleged breaching party has given written notice providing reasonable assurance to the nonbreaching party that it is exercising its diligent best efforts to cure the alleged breach; provided that in no circumstance shall the period to cure exceed forty-five (45) calendar days after the original written notice was given;

                    (d) by either party in such party's sole and absolute discretion, if the transactions contemplated by this Agreement shall not have been consummated on or before the date which is 120 days after the date of this Agreement; or

                    (e) by Buyer if Buyer gives written notice to Seller of termination within ten (10) calendar days of giving written notice to Seller pursuant to Section 10.1.



Asset Purchase Agreement                                                 Page 24
AS12a                                                                   06/21/96

         8.3 Effect of Termination. In the event this Agreement is terminated pursuant to Section 8.2:

                    (a) this Agreement will thereafter be void and have no force and effect, except that Sections 5.16, 14 and 15.7 and this Section 8.3 will remain in effect;

                    (b) nothing in this Section 8.3 shall be deemed to release either party from any liability for any breach by such party of the terms and provisions of this Agreement or any failure by such party to perform its obligations hereunder. Nothing in this Section 8.3 or elsewhere in this Agreement shall impair the right of either party, prior to termination of this Agreement pursuant to Section 8.2, to pursue all legal remedies for breach of contract and damages or to compel specific performance by the other party of its obligations hereunder; and

                    (c) in the event this Agreement is terminated pursuant to
         Section 8.2(a), (d), or (e), neither Seller nor Buyer shall be liable to each other for any legal or equitable remedies.

SECTION 9.  SELLER'S OBLIGATIONS AT AND PRIOR TO CLOSING

         Unless delivery is required prior to Closing by the terms of this Agreement, Seller, at its sole cost and expense, shall deliver to Buyer at the Closing all of the following:

         9.1 Transaction Documents. Executed originals of a bill of sale, an assignment and assumption agreement, an assignment and assumption of franchises, an assignment and assumption of leases, the Seller's closing certificate, a noncompetition agreement, an escrow agreement, a general counsel's opinion, and a tower use and microwave maintenance agreement, each substantially in the forms of Exhibits A, B, C, D, E, F, G, H and K, respectively.

         9.2 Closing Documents . The documents, certificates and papers as shall be necessary or appropriate to vest in Buyer all right, title, and interest in and to the Assets free and clear of all Security Interests (except for Permitted Exceptions and liabilities assumed by Buyer pursuant to Section 4.1) and all right, title, and interest of Seller arising under or by virtue of each CATV Instrument and Seller Contract expressly assumed in writing by Buyer, and as may otherwise be reasonably required by Buyer.

         9.3 Security Interest Searches. UCC searches, tax lien searches, pending litigation searches and judgment searches of the county and state public records from each county in which any of the Assets are located, within thirty
(30) calendar days after the execution of this Agreement. Buyer, at its sole expense, shall obtain any and all updates of such security interest searches. To the extent that any Security Interests appear on the aforementioned UCC searches, Seller shall deliver full and complete releases of such Security Interests in form reasonably satisfactory to Buyer at Closing unless assumed by Buyer.

         9.4 Employees. Seller will pay its employees (except those employees who are not hired by Buyer) all accrued, if any, compensation, including vacation and other benefits accrued as of the Closing Date (except for amounts owing under the terms of Seller's benefit plans, which amounts shall be provided in accordance with the terms of such plans). Seller will terminate the employment of each of its employees whose work relates solely to the CATV Systems as of the Closing Date (except those employees who are not hired by Buyer or relocated by Seller).


Asset Purchase Agreement                                                 Page 25
AS12a                                                                   06/21/96

SECTION 10.  BUYER'S OBLIGATIONS PRIOR TO, AT AND FOLLOWING CLOSING

         10.1 Prior to Closing. Prior to Closing, Buyer will notify Seller of its reasonable dissatisfaction, including therein the reasons for such dissatisfaction, with the results and findings of Buyer's financial inspections pursuant to Section 7.1 and "Level I" environmental audit with respect to the Assets. Buyer shall deliver any such notice within ten (10) calendar days after Buyer's receipt of the results of such inspections or audit, but in no event more than sixty (60) calendar days after the execution of this Agreement.

         10.2 At Closing. At Closing, Buyer shall: (a) deliver to Seller payment of the portion of the Purchase Price required by Section 3.1.1; (b) deposit into the escrow account the portion of the Purchase Price pursuant to the Escrow Agreement (in the form of Exhibit G); and (c) deliver to Seller executed originals of an assignment and assumption agreement, an assignment and assumption of franchises, an assignment and assumption of leases, a noncompetition agreement, an escrow agreement, the Buyer's closing certificate and a tower use and microwave maintenance agreement, each substantially in the forms of Exhibits B, C, D, F, G, I and K, respectively.

         10.3 After Closing. After Closing, Buyer shall perform and pay any and all obligations assumed by it pursuant to Section 4.1.

SECTION 11.  CONDITIONS OF BUYER'S OBLIGATIONS

         Buyer's obligations to close hereunder are subject to the satisfaction of all of the following conditions, each of which must be satisfied on or before the Closing Date and any of which may be waived in writing by Buyer.

         11.1 Approvals and Consents

                    11.1.1 Franchises. All franchising authorities shall have consented to the assignment and assumption of the respective franchises and, if applicable, shall have (i) waived in writing all rights, if any, they may have to purchase all or any part of the CATV Systems, and (ii) extended the term of or renewed such franchises so that no franchise shall have a stated expiration date prior to December 31, 2001.

                    11.1.2 Other Required Consents. All Required Consents not required to be obtained pursuant to Section 11.1.1 shall have been obtained and delivered to Buyer. Buyer shall have received from Seller evidence reasonably satisfactory to Buyer that no material terms or conditions of the CATV Instruments and Seller Contracts have been or will be amended, modified or changed prior to or effective with the Closing.

                    11.1.3 Retransmission Consent Agreements. Buyer, with Seller's cooperation pursuant to Section 7.10, shall have obtained all material retransmission consents in forms reasonably satisfactory to Buyer.

         11.2 Performance by Seller of Covenants and Accuracy of Representations and Warranties



Asset Purchase Agreement                                                 Page 26
AS12a                                                                   06/21/96

                    11.2.1 Performance of Covenants. Seller shall have performed in all material respects all of its agreements and covenants under this Agreement to the extent such are required to be performed at or prior to Closing, and all of Seller's representations and warranties shall be true and correct as of Closing.

                    11.2.2 Operability. Between the date of this Agreement and the Closing Date, the CATV Systems shall not have suffered, on or prior to Closing, any loss, claim, casualty, or calamity that has a material adverse effect on the Assets or the CATV Systems, whether or not disclosed in Seller's amended Schedules and whether or not covered by insurance. Seller shall bear the risk of loss on or prior to Closing with respect to the Assets and the CATV Systems as a result of any loss, claim, casualty, or calamity.

                    11.2.3 Restraint of Proceedings. No action, proceeding or investigation shall have been instituted or threatened on or prior to Closing, to set aside or modify the transactions provided for in this Agreement or to enjoin or prevent its consummation or which would impair the ability of Buyer to realize the benefits of such transactions.

                    11.2.4 No Governmental Action. No investigation, action or proceeding shall have been commenced by the Department of Justice or Federal Trade Commission or any other governmental entity challenging or seeking to enjoin the consummation of this transaction and neither Buyer nor Seller shall have been notified of a present intention by the Assistant Attorney General in charge of the Antitrust Division of the Department of Justice, the Director of the Bureau of Competition of the Federal Trade Commission or any governmental entity (or their respective agents or designees) to commence, or recommend the commencement of, such an investigation, action or proceeding.

                    11.2.5 Equivalent Subscribers . On the Closing Date the Aggregated Systems shall serve at least fourteen thousand three (14,003) Equivalent Subscribers.

                    11.2.6 Representation Letters. Seller's financial officer shall have provided Buyer's accountants with a standard financial representation letter certifying the fairness of the presentation of Seller's financial position, the completeness of the information provided, and the absence of any other irregularities, communications or transactions not otherwise disclosed. If requested by Buyer's accountants in connection with the delivery of the standard financial representation letter, Seller's general counsel shall have provided Buyer's accountants with a no material loss contingencies representation letter.

                    11.2.7 Closing Documents. Buyer shall have received all of the documents described in Section 9 in form reasonably satisfactory to Buyer.

         11.3 Conveyance of Title to Assets

                    11.3.1 Security Interests. Buyer shall have received documentation reasonably satisfactory to it of the release and discharge of any and all Security Interests, on or against Seller (but only to the extent such Security Interests relate to the Assets), the Assets or the CATV Systems, except to the extent Buyer assumes such Security Interests pursuant to Section 4.1.


Asset Purchase Agreement                                                 Page 27
AS12a                                                                   06/21/96

                    11.3.2 Title Insurance. Seller shall, at least forty-five
(45) days prior to the Closing Date, have delivered to Buyer the commitment(s) of a title insurance company reasonably satisfactory to Buyer (the "Title Company") agreeing to issue to Buyer ALTA lessee's extended coverage title insurance policies and ALTA owner's extended coverage title insurance policies insuring Buyer's interests in the Real Property (the values of such interests in the properties so insured being mutually established by Buyer and Seller). In each case, such policies shall be subject only to Permitted Exceptions. If a preliminary title binder indicates an exception other than a Permitted Exception, Seller shall, at its expense, have caused such exception to be removed on or before the Closing Date; provided, however, that if Seller has not caused such exception to be removed on or before the Closing Date, Buyer shall still be obligated to close but shall be entitled to indemnification rights pursuant to Section 14.2.3. At Closing Seller shall have delivered to Buyer an affidavit or indemnification agreement that shall be sufficient to cause the Title Company to affirmatively insure against the existence of outstanding rights that could form the basis for mechanic's, materialmen's or similar liens, claims of parties in possession and judgments. The payment of (a) all surveys and other documents required by the Title Company to issue such policies, and
(b) all title insurance premiums shall be borne by Seller with respect to all owned real property and shall be borne by Buyer with respect to all leased real property.

         11.4 HSR Act. All filings required under the HSR Act will have been made and the applicable waiting period will have expired or been earlier terminated without the receipt of any objection or the commencement or threat of any litigation by a Governmental Authority of competent jurisdiction to restrain the consummation of the transactions contemplated by this Agreement.

SECTION 12.  CONDITIONS OF SELLER'S OBLIGATIONS

         Seller's obligations to close are subject to all of the following conditions, any of which may be waived in writing by Seller.

         12.1 Performance by Buyer. Buyer shall have performed in all material respects all of its agreements and covenants under this Agreement to the extent such are required to be performed at or prior to Closing.

         12.2 Buyer's Certificate. At Closing, Buyer shall have certified to Seller that Buyer's representations and warranties set forth in this Agreement are true and correct in all material respects as of Closing.

         12.3 Operability. Between the date of this Agreement and the Closing Date, the CATV Systems shall not have suffered, on or prior to Closing, any loss, claim, casualty, or calamity that has a material adverse effect on the Assets or the CATV Systems, whether or not disclosed in Seller's amended Schedules and whether or not covered by insurance.

         12.4 Restraint of Proceedings. No action, proceeding or investigation shall have been instituted or threatened on or prior to Closing, to set aside or modify the transactions provided for in this Agreement or to enjoin or prevent its consummation.

         12.5 No Governmental Action. No investigation, action or proceeding shall have been commenced by the Department of Justice or Federal Trade Commission or any other governmental entity challenging or seeking to enjoin the consummation of this transaction and neither Buyer nor Seller shall


Asset Purchase Agreement                                                 Page 28
AS12a                                                                   06/21/96
have been notified of a present intention by the Assistant Attorney General in charge of the Antitrust Division of the Department of Justice, the Director of the Bureau of Competition of the Federal Trade Commission or any governmental entity (or their respective agents or designees) to commence, or recommend the commencement of, such an action or proceeding.

         12.6 Closing Documents. Seller shall have received all of the documents described in Section 10 in form reasonably satisfactory to Seller.

         12.7 HSR Act. All filings required under the HSR Act will have been made and the applicable waiting period will have expired or been earlier terminated without the receipt of any objection or the commencement or threat of any litigation by a Governmental Authority of competent jurisdiction to restrain the consummation of the transactions contemplated by this Agreement.

SECTION 13.  NONCOMPETITION AGREEMENT

         Seller shall enter into a noncompetition agreement with Buyer, in the form of Exhibit F.

SECTION 14.  INDEMNIFICATION

         14.1 Survival of Representations, Warranties and Covenants. The representations, warranties and covenants of each of Buyer and Seller made pursuant to this Agreement shall survive the Closing for the following periods after the Closing Date:

                    14.1.1 The representations, warranties and covenants set forth in Sections 5.4, 5.16, 6.3 and 10.3 shall survive without limitation as to time.

                    14.1.2 All other representations, warranties and covenants shall survive for eighteen (18) months after Closing.

Representations, warranties and covenants under this Agreement shall be of no further force of effect after the applicable Termination Date (as defined at Section 14.2.1(g)). Any claim for indemnification with respect to any alleged breach of any representation, warranty or covenant not asserted by notice given as herein provided that specifically identifies a particular breach and the underlying facts thereto, which notice is given prior to the Termination Date, may not be pursued and is irrevocably waived and released after such time. Any and all claims for indemnification under this Section 14 must be based on either a Third Party Claim or a Direct Claim (as such terms are defined below).

         14.2       Limitations of Liability.

                    14.2.1          For purposes of this Section 14:

                           (a) "Indemnitee" means any person or entity entitled to indemnification under this Agreement;

                           (b) "Indemnifying Party" means any person or entity required to provide indemnification under this Agreement;



Asset Purchase Agreement                                                 Page 29
AS12a                                                                   06/21/96

                           (c) "Indemnifiable Losses" means any losses, liabilities, costs, fines, penalties, damages (actual, punitive or other), and expenses and any claims, demands or suits by any person or entity, including, without limitation, any federal governmental authority or any state, county, town, municipality, special political subdivision, or any agency, department or division related thereto, and costs and expenses actually incurred in connection with any actions, suits, demands, assessments, judgments and settlements and reasonable attorneys' fees and expense, in such case (x) reduced by the amount of insurance proceeds recovered from any person or entity as a result of the Indemnifiable Losses involved and (y) provided that the underlying liability or obligation is not the result of any action taken or omitted to be taken by the Indemnitee;

                           (d) "Indemnification Payment" means any amount of Indemnifiable Losses required to be paid pursuant to this Agreement;

                           (e) "Third Party Claim" means any claim or commencement of any action, proceeding, or investigation by any entity or person that is not a party to this Agreement or an affiliate of such a party, and includes without limitation claims asserted against Buyer
         (i) for any finder's, brokerage, or agent's fees, commission or other like payments or compensation as a result of Seller's activities, and
         (ii) arising directly or indirectly from any CATV Instruments and Seller Contracts that are (x) included within the Excluded Assets or
         (y) not assumed by Buyer pursuant to Section 4.1;

                           (f) "Direct Claim" means any claim by an Indemnitee on account of an Indemnifiable Loss that does not result from a Third Party Claim; and

                           (g) "Termination Date" means the date of expiration of any representation, warranty or covenant as set forth in Section 14.1.

                    14.2.2 As between Seller and any affiliate of Seller, on the one hand, and Buyer and any affiliate of Buyer, on the other hand, the rights and obligation set forth in this Section 14 will be the exclusive rights and obligations with respect to the liabilities and obligations referred to in
Section 14.3 and any breach of the representations, warranties or covenants contained in this Agreement, except for any liability, obligation or breach that results from the actual fraud under the common law, not otherwise implied or imputed, by a party to this Agreement.

                    14.2.3 Notwithstanding any other provision of this Agreement or of any applicable law, no Indemnitee will be entitled to make a claim against an Indemnifying Party under Section 14.3.1 or Section 14.3.2 until the aggregate amount of claims that may be asserted for such Indemnifiable Losses incurred by the Indemnitee exceeds One Hundred Seventy Six Thousand Dollars ($176,000) after which amount the Indemnitee may claim for the entire aggregate amount of such claims; provided, that Buyer will be entitled to make a claim against Seller under Section 14.3.1 for those Indemnifiable Losses incurred by Buyer relating to, resulting from or arising out of a breach of Seller's covenant in Section
11.3.2 to cause exceptions, other than Permitted Exceptions, indicated on preliminary title binders to be removed on or before the Closing Date if the aggregate amount of claims that may be asserted for such Indemnifiable Losses exceeds Seventy Eight Thousand Dollars ($78,000), after which amount Buyer may claim for the entire amount of such claims.



Asset Purchase Agreement                                                 Page 30
AS12a                                                                   06/21/96

                    14.2.4 Notwithstanding any other provision of this Agreement, the indemnification obligations of Seller under Section 14.3.1 and of Buyer under Section 14.3.2 will not exceed the Purchase Price.

                    14.2.5 Notwithstanding anything to the contrary contained herein, no Indemnifying Party shall be liable to or obligated to indemnify any Indemnitee hereunder for any consequential, special, multiple, punitive or exemplary damages including, but not limited to, damages arising from loss or interruption of business, profits, business opportunities or goodwill, loss of use of facilities, loss of capital, claims of customers, or any costs or expense related thereto, except to the extent such damages have been recovered by a third person and are the subject of a Third Party Claim for which indemnification is available under the express terms of this Section 14.

         14.3       Indemnification.

                    14.3.1 Subject to the other sections of this Section 14, Seller will indemnify, defend and hold harmless Buyer and its affiliates, and their respective directors, officers, agents and representatives from all Indemnifiable Losses relating to, resulting from or arising out of (a) a breach by Seller of any of the representations, warranties or covenants contained in this Agreement, except for any such breach of representations, warranties or covenants which was specified on Seller's Schedules or closing certificate all of which are waived upon Closing, or (b) any Third Party Claim, whether filed, asserted, or sought before or after the Closing Date, in respect of the operations of the CATV Systems or the ownership or operation of the Assets or CATV Systems by Seller, on or prior to the Closing Date, regardless of whether known or unknown, asserted or unasserted, on the Closing Date.

                    14.3.2 Subject to the other sections of this Section 14, Buyer will indemnify, defend and hold harmless Seller and its affiliates, and their directors, officers, agents and representatives from all Indemnifiable Losses relating to, resulting from or arising out of (a) a breach by Buyer of any representations, warranties or covenants contained in this Agreement, except for any such breach of representations, warranties or covenants which was specified on Buyer's closing certificate all of which are waived upon Closing, or (b) any Third Party Claim, filed, asserted, or sought after the Closing Date, in respect to the ownership or operation of the assets or the CATV Systems by Buyer or its affiliates after the Closing Date.

                    14.3.3 Payments made under this Section 14.3 shall be treated by Buyer and Seller as purchase price adjustments and Buyer and Seller shall file all tax returns consistent with such treatment. Notwithstanding anything to the contrary contained herein, Buyer shall not be indemnified or reimbursed for any adjustment to the basis of any asset resulting from any adjustment to the purchase price or any additional or reduced taxes resulting from any such basis adjustment.

         14.4       Defense of Claims.

                    14.4.1 If any Indemnitee receives notice of the assertion of any Third Party Claim against such Indemnitee, with respect to which an Indemnifying Party is obligated to provide indemnification under this Agreement, the Indemnitee will give such Indemnifying Party reasonably prompt written notice thereof, but in any event not later than thirty (30) calendar days after receipt of actual notice of such Third Party Claim; provided, however, that the failure of the Indemnitee to notify the Indemnifying Party during the required notification period shall only relieve the Indemnifying Party


Asset Purchase Agreement                                                 Page 31
AS12a                                                                   06/21/96
from its obligation to indemnify the Indemnitee pursuant to this Section 14 to the extent that Indemnifying Party is materially prejudiced by such failure (whether as a result of the forfeiture of substantive rights or defenses or otherwise); and provided, however, that the Indemnitee must, in any event, notify the Indemnifying Party prior to the Termination Date as required pursuant to Section 14.1 in order for such party to be indemnified. The Indemnifying Party shall be entitled, upon written notice to the Indemnitee, to assume the investigation and defense thereof with counsel reasonably satisfactory to the Indemnitee. Whether or not the Indemnifying Party elects to assume the investigation and defense of any Third Party Claim, the Indemnitee shall have the right to employ separate counsel and to participate in the investigation and defense thereof, provided, however, that the Indemnitee shall pay the fees and disbursements of such separate counsel unless (a) the employment of such separate counsel has been specifically authorized in writing by the Indemnifying Party, (b) the Indemnifying Party has failed to assume the defense of such Third Party Claim within a reasonable time after receipt of notice thereof with counsel reasonably satisfactory to such Indemnitee, or (c) the named parties to the proceeding in which such claim, demand, action or cause of action has been asserted include both the Indemnifying Party and the Indemnitee and, in the reasonable judgment of counsel to such Indemnitee, there exists one or more defenses that may be available to the Indemnitee that are in conflict with those available to the Indemnifying Party. Notwithstanding the foregoing, the Indemnifying Party shall not be liable for the fees and disbursements of more than one counsel for all Indemnified Parties in connection with any one proceeding or any similar or related proceedings arising from the same general allegations or circumstances. Without the prior written consent of the Indemnitee, the Indemnifying Party will not enter into any settlement of any Third Party Claim that would lead to liability or create any financial or other obligation on the part of the Indemnitee unless such settlement includes as an unconditional term thereof the release of the Indemnitee from all liability in respect of such Third Party Claim.

                    14.4.2 Any Direct Claim will be asserted by giving the Indemnifying Party reasonably prompt written notice thereof, but in any event not later than thirty (30) calendar days after the Indemnitee actually becomes aware of the incurrence thereof, and the Indemnifying Party will have a period of thirty (30) calendar days within which to respond in writing to such Direct Claim; provided, however, that the failure of the Indemnitee to notify the Indemnifying Party shall only relieve the Indemnifying Party from its obligation to indemnify the Indemnitee pursuant to this Section 14 to the extent the Indemnifying Party is materially prejudiced by such failure (whether as a result of the forfeiture of substantive rights or defenses or otherwise); and provided, however, that the Indemnitee must, in any event, notify the Indemnifying Party prior to the Termination Date as required pursuant to Section 14.1 in order for such party to be indemnified. If the Indemnifying Party does not so respond within such thirty (30) calendar day period, the Indemnifying Party will be deemed to have rejected such claim, in which event the Indemnitee will be free to pursue such remedies as may be available to the Indemnitee on the terms and subject to the provisions of this Section 14.

                    14.4.3 If after the making of any Indemnification Payment, the amount of the Indemnifiable Loss to which such payment relates is reduced by recovery, settlement or otherwise under any insurance coverage, or pursuant to any claim, recovery, settlement or payment by or against any other entity, the amount of such reduction (less any costs, expenses, premiums or taxes incurred in connection herewith) will promptly be repaid by the Indemnitee to the Indemnifying Party. Upon making any Indemnification Payment, the Indemnifying Party will, to the extent of such Indemnification Payment, be subrogated to all rights of the Indemnitee against any third party that is not an affiliate of the Indemnitee in respect to the Indemnifiable Loss to which the Indemnification Payment relates; provided that (a) the Indemnifying Party shall then be in compliance with its obligations under this


Asset Purchase Agreement                                                 Page 32
AS12a                                                                   06/21/96

Agreement in respect of such Indemnifiable Loss and (b) until the Indemnitee recovers full payment of its Indemnifiable Loss, all claims of the Indemnifying Party against such third party on account of said Indemnification Payment will be subrogated and subordinated in right of payment to the Indemnitee's rights against such third party. Without limiting the generality or effect of any other provision of this Section 14, each such Indemnitee and Indemnifying Party will duly execute upon request all instruments reasonably necessary to evidence and perfect the above-described subrogation and subordination rights.

         14.5 Dispute Resolution Regarding Indemnification Claims. If either Seller or Buyer rejects a claim for indemnification by the other party, Seller and Buyer shall submit the dispute to binding arbitration in accordance with the alternative dispute resolution procedures set forth in Exhibit K.

SECTION 15.  MISCELLANEOUS

         15.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia.

         15.2 Assignment and Delegation of Agreement. Neither party may assign this Agreement or any interest in this Agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided, however, that Buyer may assign and delegate, within thirty (30) calendar days after the execution of this Agreement, all or a part of its rights and obligations under this Agreement to one or more entities affiliated with Buyer without the prior written consent of Seller but with five (5) calendar days' prior written notice to Seller, and thereafter with the prior written consent of Seller.

         15.3 Entire Agreement; Amendments. This Agreement constitutes and embodies the entire agreement and understanding between the parties with respect to the subject matter hereof and this Agreement supersedes all prior or contemporaneous written or oral agreements and understandings between the parties with respect thereto. This Agreement may not be modified or amended except by a written instrument executed by the parties.

         15.4 Binding Effect. Notwithstanding the provisions of Section 15.2, this Agreement shall be binding upon and shall inure to the benefit of the parties to this Agreement and their respective permitted successors and assigns.

         15.5 Additional Agreements. Seller and Buyer shall sign any additional agreements and other documents necessary or desirable to carry out the terms of this Agreement.

         15.6 Efforts. Subject to the terms and conditions herein, each of the parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement, including using all reasonable efforts to obtain all necessary waivers, consents and approvals to be provided by each of them hereunder, and to effect all necessary registrations and filings, including, but not limited to, submissions of information requested by governmental authorities.

         15.7 Expenses. Except as otherwise expressly provided in this Agreement, each party shall pay all of its expenses, including attorneys' and accountants' fees, in connection with the negotiation of


Asset Purchase Agreement                                                 Page 33
AS12a                                                                   06/21/96
this Agreement, the performance of its obligations hereunder, and the consummation of the transactions contemplated by this Agreement.

         15.8 Execution in Multiple Counterparts. This Agreement may be executed in one or more identical counterparts, and all of such counterparts, when taken together, shall be deemed to constitute the original of this Agreement.

         15.9 Schedules and Exhibits. Each of the Schedules and Exhibits listed below shall be incorporated into and shall for all purposes be deemed a part of this Agreement:

         Schedule 1.2     -    Assets
         Schedule 1.3     -    Monthly Rates Charged to CATV Systems Subscribers
         Schedule 1.8     -    Description of CATV Systems
         Schedule 1.15    -    Excluded Assets
         Schedule 4.1     -    Seller's Obligations Assumed by Buyer
         Schedule 5.4     -    Security Interests
         Schedule 5.5.4   -    Easements Not Held by Seller
         Schedule 5.5.5   -    Environmental Matters
         Schedule 5.6     -    Required Consents
         Schedule 5.8.1   -    LFA Certifications and Rate Complaints
         Schedule 5.8.5   -    Broadcast Signals Carried
         Schedule 5.9.1   -    Copyright Filing Matters
         Schedule 5.11    -    Litigation and Proceedings
         Schedule 5.13.1  -    Employees
         Schedule 5.13.9  -    Form 395-A Filings
         Schedule 5.14    -    Rate Reduction Orders
         Schedule 5.19    -    Seller's Financial Statements
         Schedule 5.20    -    Free CATV Service
         Schedule 6.2     -    Litigation Matters

         Exhibit A        -    Bill of Sale
         Exhibit B        -    Assignment and Assumption Agreement
         Exhibit C        -    Assignment and Assumption of Franchise
         Exhibit D        -    Assignment and Assumption of Lease
         Exhibit E        -    Seller's Closing Certificate
         Exhibit F        -    Noncompetition Agreement
         Exhibit G        -    Escrow Agreement
         Exhibit H        -    Seller's General Counsel's Opinion
         Exhibit I        -    Buyer's Closing Certificate
         Exhibit J        -    Alternative Dispute Resolution Procedures
         Exhibit K        -    Tower Use And Microwave Maintenance Agreement

         Any of such Schedules and Exhibits may be later amended or revised by the mutual consent of the parties. Such Schedules and Exhibits, as so amended or revised, shall be true, complete and correct in all material respects and shall be incorporated into and shall for all purposes be deemed a part of this Agreement.



Asset Purchase Agreement                                                 Page 34
AS12a                                                                   06/21/96

         15.10 Waiver. No waiver of or with respect to any term, provision, requirement, or condition of this Agreement, nor consent by a party to the breach of or departure from any of the terms, provisions, requirements or conditions hereof by the other party, shall in any event be binding on or effective against the waiving or non-breaching party unless it be in writing and signed by such party, and then such waiver shall be effective only in the specific instance and for the purpose for which given.

         15.11 Counsel. Each party has been represented by its own counsel in connection with the negotiation and preparation of this Agreement and, consequently, each party hereby waives the application of any rule of law that would otherwise be applicable in connection with the interpretation of this Agreement, including but not limited to any rule of law to the effect that any provisions of this Agreement shall be interpreted or construed against the party whose counsel drafted the provision.

         15.12 Captions and Headings. The captions and headings are inserted in this Agreement for convenience only, and shall in no event be deemed to define, limit, or describe the scope or intent of this Agreement, or of any provision hereof, nor in any way affect the interpretation of this Agreement.

         15.13 Notices. All notices and communications required or permitted to be given under any of the provisions of this Agreement shall be in writing and shall be deemed to have been duly given when delivered by messenger, by overnight delivery service, by facsimile transmission (receipt confirmed), or mailed by first class certified mail, return receipt requested, addressed to the parties at the addresses set forth below or at such other addresses as either party shall notify the other in accordance with this Section 15.13:

         If to Buyer:

                           Northland Cable Properties Six Limited Partnership 1201 Third Avenue, Suite 3600
                           Seattle, Washington 98101
                           Attn:  John S. Whetzell and James A. Penney
                           Facsimile: (206) 623-9015

                    and to:

                           John E. Iverson, Esq.
                           Ryan Swanson & Cleveland
                           1201 Third Avenue, Suite 3400
                           Seattle, Washington 98101
                           Facsimile: (206) 583-0359

         If to Seller:

                           TCI Cablevision of Georgia, Inc.
                           c/o Tele-Communications, Inc.
                           Terrace Tower
                           5619 DTC Parkway
                           Englewood, Colorado  80111-3000
                           Attention: Gary S. Howard and Ramona L. Whitman


Asset Purchase Agreement                                                 Page 35
AS12a                                                                   06/21/96

                           Facsimile: (303) 488-3209

                    and to:

                           TCI Cablevision of Georgia, Inc.
                           c/o Tele-Communications, Inc.
                           Terrace Tower
                           5619 DTC Parkway
                           Englewood, Colorado  80111-3000
                           Attention: Legal Department
                           Facsimile: (303) 488-3217

         15.14 Legal Expenses. If any proceeding is brought by either party to enforce or interpret any term or provision of this Agreement, the substantially prevailing party in such proceeding shall be entitled to recover, in addition to all other relief as set forth in this Agreement, such party's reasonable attorneys' and experts' fees and expenses.

         15.15 Severability; Invalidity. If any provision of this Agreement is held to be invalid, such invalidity shall not render invalid the remainder of this Agreement or the remainder of which such invalid provision is a part. If any provision of this Agreement is so broad as to be held unenforceable, such provision shall be interpreted to be only so broad as is enforceable.


Asset Purchase Agreement                                                 Page 36
AS12a                                                                   06/21/96

         15.16  Time of the Essence.  Time is of the essence in this Agreement.


BUYER:                              NORTHLAND CABLE PROPERTIES SIX
                                    LIMITED PARTNERSHIP
                                    By Northland Communications Corporation,
                                          Managing General Partner


                                           By /s/James A. Penney
                                              --------------------------------
                                               James A. Penney, Vice President

SELLER:                             TCI CABLEVISION OF GEORGIA, INC.


                                    By /s/ William R. Fitzgerald
                                       ---------------------------------------
                                        William R. Fitzgerald, Vice President


Asset Purchase Agreement
Page 41
AS12a           06/21/96