Form 10-K
period 1996-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1997-03-31
CIK 788736

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended DECEMBER 31, 1996

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

                                 Yes [X] No [ ]

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

 (3)     Form 8-A Registration Statement filed July 24, 1987.

 (4) Form 10-Q Quarterly Report for period ended September 30, 1988 and September 30, 1996, respectively.

This filing contains ______ pages. Exhibits Index appears on page _____. Financial Statements/Schedules Index appears on page _____.

        Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe," "intends," "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1.   BUSINESS

         Northland Cable Properties Six Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 1,880 limited partners as of December 31, 1996. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

         Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for 5 cable television systems owned by limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

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

         The Partnership was formed on January 22, 1986 and began operations in 1986 with the acquisition of the cable television systems serving the communities of and contiguous areas surrounding Starkville, Maben and Mathiston, Mississippi (the "Starkville System"), six additional communities in central Mississippi (the "Philadelphia System"), and the community of and contiguous areas surrounding Highlands, North Carolina (the "Highlands System"). In July 1988, the Partnership completed its purchase of the cable television systems serving Sandersville and Heidelberg, Mississippi and certain areas of Jones County and Jasper County, Mississippi (the "Sandersville System"). In December 1995, the Partnership purchased the cable television system serving Sapphire Valley, Cedar Creek and certain areas of Jackson County, North Carolina (the "Sapphire Valley System")(collectively herein referred to as the "Systems"). As of December 31, 1996, the total number of basic subscribers served by the Systems was 24,115, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 76% as compared to an industry average of approximately 66%, as reported by the PAUL KAGAN ASSOCIATES, INC. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

         The Partnership serves the communities and surrounding areas of Starkville and Philadelphia, Mississippi and Highlands, North Carolina. The following is a description of these areas:

         Starkville, MS: The City of Starkville is the home of Mississippi State University with an enrollment of approximately 12,000 students. The university's 10 colleges and schools comprise 58 departments that offer more than 120 majors. Mississippi State is also the largest employer in Starkville, with nearly 1,300 faculty members or professionals and 1,450 support staff. Also located in Starkville is the Mississippi Research and Technology Park, which is a long-range economic development project initiated through the joint efforts of the City of Starkville, Oktibbeha County, Mississippi State University and the local business community. The park is located on approximately 220 acres across from the entrance to the university and will enhance high-technology research for application to the economic sector. The developers and businesses that comprise the park intend to work hand in hand with research efforts at the university, and companies that locate in the park will have the benefit of university facilities and faculty. Certain information regarding the Starkville, MS system as of December 31, 1996 is as follows:

                  Basic Subscribers                            8,483
                  Tier Subscribers                             2,790
                  Premium Subscribers                          3,816
                  Estimated Homes Passed                      10,845

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

         The local economies of the communities included in the Philadelphia System are based primarily in manufacturing. The region has excellent highway and railroad transportation, a year-round mild climate, and the availability of a trained, cost-effective labor force. One of the main industries in the area is poultry. Nearly two million birds are dressed weekly in the city of Forest, which ranks as the second-largest producer of broilers in the nation. Other industries in the area include apparel, ready mix concrete, frozen food products, lumber, small appliances, electronic assembly, meat processing and steel. Certain information regarding the Philadelphia, MS and Sandersville, MS systems as of December 31, 1996 is as follows:

                                  Philadelphia        Kosciusko        Forest
         Basic Subscribers             3,877            4,322           4,761

         Tier Subscriber               1,031            1,017             755
         Premium Subscribers           1,313            1,105           1,599
         Estimated Homes Passed        4,315            5,345           6,970

         Highlands and Sapphire Valley, NC: Located on a high plateau of the Blue Ridge Mountains where the corners of Georgia, North Carolina and South Carolina meet, Highlands has long offered a cool and beautiful summer retreat for the affluent families from such southern cities as Atlanta, New Orleans and Tampa. The Highlands region is almost encircled by the 200,000 acres of the End National Forest, and boasts a lush mixture of hardwoods and evergreens because of an abundant rainfall. Highlands has an average altitude of over 4,000 feet, and thus maintains a temperate summer climate. The influx of tourists increases Highland's year-round population of approximately 2,000 to over 20,000 between May and October.

         The Highlands area is perhaps best known for its exclusive golf clubs. There are three beautiful golf courses in the Highlands area, the oldest being the Highlands Country Club. About half the land in the Highlands area is under private ownership; the rest is part of the End National Forest, and is open for hiking, fishing, hunting, camping and other outdoor activities. The private land near the golf courses consists largely of exclusive housing developments, many of which feature rambling, ranch-style vacation homes with values ranging from $200,000 to a half million dollars. The Great Smokey Mountains National Park and the Blue Ridge Parkway are within easy driving distance of Highlands. Several lakes in the area offer swimming, boating, skiing, fishing and other water sports. Rafting is also popular in the area due to the close proximity of the Chattooga and Cullasaja Rivers. Certain information regarding the Highlands and Sapphire Valley, NC Systems as of December 31, 1996 is as follows:

                  Basic Subscribers                           2,672
                  Premium Subscribers                           518
                  Estimated Homes Passed                      4,125


         The Partnership had 35 employees as of December 31, 1996. Management of these systems is handled through offices located in the towns of Starkville, Forest, Sandersville, Kosciusko and Philadelphia, Mississippi and in Highlands, North Carolina. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

         Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of programming services the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service.

These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel.

COMPETITION

         Due to factors such as the non-exclusivity of the Partnership's franchises, recent regulatory changes and Congressional action, the rapid pace of technological developments, and the adverse publicity received by the cable industry over recent years regarding the lack of competition, there is a substantial likelihood that the Partnership's systems will be subject to a greater degree of competition in the future.

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

         On December 10, 1992, the FCC commenced a rulemaking in which a new wireless multichannel video service is proposed to be created. The proposed new service is called the Local Multichannel Distribution Service ("LMDS") and will operate in the 27.5 - 29.5 MHz frequency band. LMDS providers, as the FCC currently proposes, would have no restrictions on the kinds of service that may be offered. No major technological advances which would adversely affect the Partnership's business have been made during 1996.

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

         Direct broadcast satellite ("DBS") service consists of satellite services that focus on delivering programming services directly to homes using high-power signals transmitted by satellites to receiving facilities located on the premises of subscribers. With an antenna as small as 18 inches, a DBS customer can receive a hundred or more programming signals. Using a national base of subscribers, it is possible that DBS companies may be able to offer new and highly specialized services which may not be available to the cable television industry, but as channel capacity and penetration of cable television systems increase, the cable industry is expected to have the ability to offer additional services as well. Because DBS systems deliver their services using satellite technology, they may not be able to economically provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is considered a significant advantage in developing and maintaining subscriber support.

         During 1996, the Partnership did not experience any significant subscriber loss to DBS. There can be no assurance, however, that future competition brought about by DBS will not have a material adverse impact on Partnership operations.

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

         In July 1991, the U.S. District Court responsible for the Modified Final Judgment lifted the prohibition on the provision of information services by the RBOCs. As a result, the RBOCs were allowed to acquire or construct cable television systems outside of their own service areas. Another federal court held that the cable/telco cross-ownership prohibitions unconstitutionally abridge the First Amendment rights of the RBOCs and other telephone companies. Several RBOCs have entered into agreements to purchase cable television systems outside their service areas. Management believes that such purchases of existing cable television systems do not represent a significant competitive threat to the Partnership

         In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such systems and several experimental systems have been approved by the FCC. No such systems were proposed in a community in which the Partnership holds a cable franchise.

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

         The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. The 1992 Cable Act became generally effective on December 4, 1992, although certain provisions became effective at later dates. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate and has had and likely will continue to have a significant impact on the cable industry and the Partnership's business.

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

         The 1992 Cable Act requires each cable system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry, and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted its initial regulations governing rates for the basic service tier. Under the regulations adopted by the FCC on April 1, 1993, local franchising authorities, after meeting certain requirements, were authorized to require cable operators to reduce the rates for the basic service tier by up to 10 percent from the rates in effect on September 30, 1992, if those rates exceed a per-channel benchmark established by the FCC. Local franchising authorities also were empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the basic service tier and the installation and monthly use of connections for additional television sets.

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

         As part of the implementation of the new regulations, the FCC froze all rates in effect on April 5, 1993 until May 15, 1994, except rates for premium and pay-per-view programming services and equipment. On February 22, 1994, the FCC adopted rules that modified, among other things, the FCC's benchmark system for determining the maximum rates for in regulated services on cable systems not subject to effective competition. In addition to adopting new, lower benchmark levels, the FCC's regulations (i) allowed local franchising authorities to require cable operators to reduce the rate for the basic service tier by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount, and (ii) allowed the FCC, in response to a complaint, to require cable operators to reduce the rates for CPST's by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount.

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

         The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for several years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the cable television industry follows.

         FCC regulation of rates for cable programming service tiers (i.e., cable programming carried on a level other than the basic service tier or offered on a pay-per-channel or pay-per-view basis) ("CPST") has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier (i.e. local telephone company), its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

         The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, as a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although management's current opinion is that there is low probability of competition from telcos in rural areas in the near future, there are no assurances such competition will not materialize.

         The 1996 Act encompasses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of PEG and leased access channels.

         OTHER REGULATORY DEVELOPMENTS. In November 1991, the FCC released a Report and Order in which it concluded, among other things, that the 1984 Cable Act and the FCC's regulatory cross-ownership restrictions do not prohibit interexchange carriers (i.e., long distance telephone companies) from acquiring cable television systems or entering into joint ventures with cable operators in areas where such interexchange carriers provide their long distance telephone services. The FCC also concluded that a local exchange carrier (i.e., the local telephone company) that provides a common carrier-based system to distribute video programming to subscribers and a third party programmer using such common carrier services are not required by federal law to obtain a cable television franchise from the local franchising authority in order to provide such video programming services to the public. The FCC's decision described in the preceding sentence has been appealed and these appeals are currently pending.

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

         COPYRIGHT. Cable television systems are subject to federal copyright licensing, covering carriage of television broadcast signals. In exchange for paying a percentage of their revenues to a federal copyright royalty pool, cable television operators obtain a compulsory license to retransmit copyrighted materials from broadcast signals. Existing Copyright Office regulations require that compulsory copyright payments be calculated on the basis of revenue derived from any service tier containing broadcast retransmission. Although the FCC has no formal jurisdiction over this area, it has recommended to Congress to eliminate the compulsory copyright scheme altogether. The Copyright Office has similarly recommended such a repeal. Without the compulsory license, cable television operators would need to negotiate rights from the copyright owners for each program carried on each broadcast station in each cable system's channel lineup. Such as negotiated agreements could increase the cost to cable television operators of carrying broadcast signals. Thus, given the uncertain but possible adoption of this type of copyright legislation, the nature or amount of the Partnership's future payments for broadcast signal carriage cannot be predicted at this time.

         LOCAL REGULATION. Cable television systems are generally operated pursuant to franchises, permits or licenses issued by a municipality or other local government entity. Each franchise generally contains provisions governing fees to be paid to the franchising authority, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. Franchises are usually issued for fixed terms and must periodically be renewed. There can be no assurance that the franchises for the Partnership's systems will be renewed as they expire, although the Partnership believes that its cable systems generally have been operated in a manner that satisfies the standards of the 1984 Cable Act, as amended by the 1992 Cable Act, for franchise renewal. In the event the franchises are renewed, the Partnership cannot predict the impact of any new or different conditions that might be imposed by the franchising authorities in connection with such renewals.

         SUMMARY. The foregoing does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

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

ITEM 2.   PROPERTIES

         The Partnership's cable television systems are located in and around Starkville, Philadelphia, Kosciusko, Carthage, Forest, Morton, Raleigh and Sandersville, Mississippi and in Highlands and Sapphire Valley, North Carolina. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and land on which towers and antennas are located. The Partnership's cable plant passed approximately 31,600 homes as of December 31, 1996. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item
7. Liquidity and Capital Resources.)

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

             (a) There is no established public trading market for the Partnership's units of limited partnership interest.

             (b) The approximate number of equity holders as of December 31, 1996, is as follows:

                                    Limited Partners:         1,880

                                    General Partners:             2

              (c) During 1996, the Partnership made cash distributions of $74,540 to limited partners and $753 to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $3,817,998 on total initial contributions of $15,000,000 as of December 31, 1996. As of December 31, 1996, the Partnership had repurchased $84,475 of limited partnership units (141 units at $500 per unit and 43 units at $325 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender, but are expected to remain at their current level.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                 Years ended December 31,
                                               ---------------------------------------------------------------------------
                                               1996            1995             1994                1993              1992
                                               ----            ----             ----                ----              ----
SUMMARY OF OPERATIONS:

Revenue                                    $ 9,262,702      $ 8,611,947      $ 7,888,216        $ 7,409,849        $ 6,871,520
Operating income                             1,379,166        1,123,277          995,174            918,527            653,295
Loss on retirement
  of assets                                                           0          (22,067)                 0                  0
Net income (loss)                              381,451          206,173           (4,301)          (252,338)          (715,262)
Net income (loss)per limited
  partner unit
  (weighted average)                                13                7                0                 (8)               (24)
Cumulative tax losses
  per limited partner
  unit                                            (342)            (345)            (355)              (365)              (375)

                                                                                 December 31,
                                          ---------------------------------------------------------------------------------
                                          1996                1995               1994               1993               1992
                                          ----                ----               ----               ----               ----
BALANCE SHEET DATA:

Total assets                         $ 13,253,610        $ 14,778,671      $ 15,023,419       $ 16,841,618        $ 18,155,444
Notes payable                          11,952,321          13,914,689        14,224,201         15,566,824          16,513,153
Total liabilities                      13,365,510          15,196,729        15,346,477         16,832,903          17,588,502
General partners'
  deficit                                (128,294)           (131,356)         (130,406)          (127,348)           (121,806)
Limited partners'
  (deficit)capital                         16,394            (286,702)         (192,652)           136,063             688,748
Distributions per
  limited partner unit                          3                  10                10                 10                  13
Cumulative distribu-
  tions per limited
  partner unit                                124                 125               115                105                  95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 AND 1995

         Total revenue reached $9,262,702 for the year ended December 31, 1996, representing an increase of approximately 8% over 1995. This increase is due to rate increases placed into effect during the third quarter of 1996 and a significant increase in tier service revenue and a full year of operating the Sapphire Valley System. Of the 1996 revenue, $6,719,482 (73%) is derived from subscriptions to basic services, $893,292 (10%) from subscriptions to premium services, $363,132 (4%) from advertising, $403,929 (4%) from subscriptions to tier services, $323,627 (3%) from service maintenance revenue, $288,606 (3%) from installation charges and $270,634 (3%) from other sources.

         The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                             1996               1995                 1994                 1993                  1992
                             ----               ----                 ----                 ----                  ----
Basic Rate                $22.24               $21.53               $20.67               $19.45               $18.75
Tier Rate                   6.35                 5.95                 5.60                 5.60                 3.90
HBO Rate                   11.25                11.10                10.75                10.75                 9.35
Cinemax Rate                8.50                 8.25                 8.10                 8.10                 7.90
Showtime Rate               8.45                 8.45                 8.45                 8.45                 7.55
Movie Channel Rate            --                 7.00                 7.00                 7.00                 7.00
Disney Rate                 6.00                 6.75                 7.40                 7.40                 7.40
Additional
  Outlet Rate                 --                   --                   --                   --                 3.00
Service Contract
  Rate                      2.65                 2.65                 2.80                 3.00                   --

         Operating expenses totaled $879,045 for the year ended December 31, 1996, representing an increase of approximately 4% as compared to 1995. The increase is primarily attributable to higher salary and benefit costs which are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, Management expects operating expenses to increase in future years.

         General and administrative expenses totaled $2,250,200 for the year ended December 31, 1996, representing an increase of approximately 5% over 1995. This net increase is due to higher revenue based expenses such as franchise fees, copyright fees and management fees as a result of revenue gains discussed above. Significant general and administrative expenses are based on revenues. In addition, legal fees increased over the prior year due to costs associated with the purchase of the system in Sapphire Valley. The aforementioned increases were offset by a decrease in discretionary incentive compensation. As the Partnership's revenue increases the trend of increased administrative expenses is expected to continue.

         Programming expenses totaled $2,041,844 for the year ended December 31, 1996 representing an increase of approximately 7% over 1995. This is mainly the result of increased costs charged by various program suppliers, a full year programming costs associated with the acquisition of the Sapphire Valley System and new channel launches. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Since these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue.

Rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

         Depreciation and amortization expense increased approximately 4% as compared to 1995. This is mainly due to the Sapphire Valley System being acquired at the end of 1995 offset by certain assets becoming fully depreciated.

         Interest expense decreased from $1,027,088 in 1995 to $1,010,190 in 1996 (approximately 2%). The Partnership's average senior debt balance decreased from approximately $14,027,910 during 1995 to $12,895,821 during 1996. The Partnership's effective interest rate increased to approximately 7.83% in 1996 compared to 7.32% in 1995.

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

         On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

         As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 34% of total subscribers have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Partnership's primary source of liquidity was cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1996, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management's projections for 1997 show that the cash generated from monthly subscriber billings should be sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

          As of the date of this filing, the Partnership's term loan balance was $11,920,821. As of the date of this filing, interest rates on the credit facility were as follows: $1,463,321 at LIBOR based rate of 7.34% expiring March 27, 1997; and $10,457,500 fixed at 7.36% under the terms of a swap agreement with the Partnership's lender expiring March 28, 1997. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as overall leverage fluctuates.

         At December 31, 1996, the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a maximum ratio of Senior Debt to Annualized Operating Cash Flow of 3.00 to 1, and a minimum rate of Annual Operating Cash Flow to Interest Expense of 3.00 to 1.

         As of December 31, 1996, the Partnership was not in compliance with the requirements for limited partnership distributions made. The Partnership has received a waiver from the creditor for these covenant violations and is in compliance with all other covenants.

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

CAPITAL EXPENDITURES

         During 1996, the Partnership incurred approximately $1,100,000 in capital expenditures. These expenditures included the purchase of a vehicle and fiber upgrades in the Starkville, MS system, purchase of microwave equipment for a signal link between the Kosciusko, MS and Starkville, MS systems, purchase of advertising insertion equipment in the Kosciusko, MS system, a tier launch in the Forest, MS system, storm damage repairs in the Highlands, NC system and various line extensions in all of the systems.

         Management estimates that the Partnership will spend approximately $1,100,000 on capital expenditures during 1997. These expenditures include the continuation of the fiber network for data transmission and a vehicle replacement in the Starkville, MS system, upgrade of a portion of the system to 450 MHz in the Philadelphia, MS system, upgrade of a portion of the system to 330 MHz in the Kosciusko, MS system, purchase of a vehicle in the Forest, MS system, purchase of advertising equipment and deployment of fiber in the Highlands, NC system, and various line extensions and channel additions in all of the systems.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited financial statements of the Partnership for the years ended December 31, 1996, 1995 and 1994 are included as a part of this filing (see Item 14(a)(1) below).

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

         JOHN S. WHETZELL (AGE 55). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of the subsidiaries. He has been involved with the cable television industry for over 22 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

         JOHN E. IVERSON (AGE 60). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 34 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

         ARLEN I. PRENTICE (AGE 59). Since July 1985, Mr. Prentice has served on the Board of Directors of Northland Telecommunications Corporation, and he served on the Board of Directors of Northland Communications Corporation between March 1982 and July 1985. Since 1969, Mr. Prentice has been Chairman and Chief Executive Officer of Kibble & Prentice, a diversified financial services firm. Kibble & Prentice has four divisions, which include Estate Planning and Business Insurance, Financial Planning and Investments, Employee Benefit Services, and Property and Casualty Insurance. Mr. Prentice is a Chartered Life Underwriter, Chartered Financial Consultant, past President of the Million Dollar Round Table and a registered representative of Investment Management and Research. Mr. Prentice has a Bachelor of Arts degree from the University of Washington.

         MILTON A. BARRETT, JR. (AGE 62). Since April 1986, Mr. Barrett has served on the Board of Directors of Northland Telecommunications Corporation. In 1995, he retired from the Weyerhaeuser Company after thirty-four years of service with that company. At the time of his retirement he was a Vice President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

         RICHARD I. CLARK (AGE 39). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 18 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

         ARTHUR H. MAZZOLA (AGE 74). Mr. Mazzola was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. From 1985 to 1990, he was Senior Vice President of Benjamin Franklin Leasing Company, Inc., an equipment lease financing company. Currently, Mr. Mazzola is serving as Business Development Coordinator for the Bank of California. Prior to his association with Benjamin Franklin Leasing Company, Mr. Mazzola served as President of Federal Capital Corporation and Trans Pacific Lease Company. Both of these companies also engaged exclusively in equipment lease financing. Mr. Mazzola is a past Board Chairman and current Trustee of the Pacific Northwest Ballet Association and current Board Member of the Dante Alighieri Society. Mr. Mazzola attended Boston University School of Business in 1943 where he studied economics.

         TRAVIS H. KEELER (AGE 56). Mr. Keeler was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. Since May 1985, he has served as President of Overall Laundry Services, Inc., an industrial laundry and garment rental firm. Mr. Keeler received a Bachelor of Arts degree from the University of Washington in 1962.

         JAMES E. HANLON (AGE 63). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving approximately 90,400 basic subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

         JAMES A. PENNEY (AGE 42). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

         GARY S. JONES (AGE 39). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

         RICHARD J. DYSTE (AGE 51). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performances as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

         H. LEE JOHNSON (AGE 53). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving approximately 62,000 basic subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for nearly 28 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

         JOHN T. WAECHTER (AGE 34). Mr. Waechter was promoted to Divisional Vice President for Western operations on January 1, 1997. He is responsible for the management of systems serving over 60,400 basic subscribers in California, Oregon, Idaho and Washington. Mr. Waechter also serves as the Director of Marketing and manages programming efforts for Northland. Prior to joining Northland in July 1995, Mr. Waechter was employed with GTE, Northwest from 1987 to 1993 as Marketing and Sales Manager. Prior to his employment with GTE, Mr. Waechter worked as Marketing Executive for the Xerox Corporation. He received a Bachelor of Arts degree in Political Science and Economics from Whitman College in 1984, and also attended the London School of Economics in 1983. Mr. Waechter received his MBA from the University of Washington in 1995.

         Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

         MILES Z. GORDON (AGE 49). Mr. Gordon, President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), has a comprehensive background in both the securities industry and securities law and regulation. In 1972, he joined the Los Angeles office of the Securities and Exchange Commission
(SEC), and in 1974 he was appointed Branch Chief of the Investment Company and Investment Advisors Examination Division. Mr. Gordon left the SEC in 1978 to practice law. Within one year, he accepted a position as Vice President of a major national securities broker/dealer firm headquartered in Long Beach, California. He subsequently accepted the presidency of this firm in early 1980. In 1983, he helped form and became President and Chief Executive Officer of FNIC. This leading firm is now one of the largest independent broker/dealers in the United States. A graduate of Michigan State University (and current board member of the Visitors for the

College of Social Science for MSU), Mr. Gordon received his Juris Doctorate from the University of California at Los Angeles School of Law. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association. Mr. Gordon has appeared on television and radio programs, been featured in numerous magazine and newspaper articles as an industry spokesperson, and is a frequent speaker at many industry seminars and conventions.

         JOHN S. SIMMERS (AGE 46). Mr. Simmers, Executive Vice President and Chief Operating Officer of Financial Network Investment Corporation (FNIC), has an extensive background in the securities industry. He began his career as a reporter for Dunn and Bradstreet, then joined the National Association of Securities Dealers (NASD) in 1974. Knowledgeable in all aspects of broker/dealer regulations, operations, and products, Mr. Simmers was responsible for reviewing the activities of member firms in twelve states. Mr. Simmers left the NASD seven years later to accept a position as Vice President of the securities broker/dealer, retail, wholesale and investment advisory subsidiaries of a publicly held investment company headquartered in Long Beach, California. He left this firm in 1983 to help form and become Executive Vice President and Chief Operating Officer of FNIC. This full service broker/dealer firm has offices located across the United States. Mr. Simmers is a graduate of Ohio State University. He served on the Board of Directors of the California Association of Independent Broker/Dealers and was a member of the Real Estate Securities and Syndication Institute, the NASD District Business Conduct Committee (District 2 South), and the International Association for Financial Planning Due Diligence Steering Committee, which was organized to work toward improving the quality and consistency of due diligence in the securities industry. Mr. Simmers currently serves as a member of the NASD Direct Participation Programs Committee, and has spoken at numerous seminars and conventions.

         HARRY M. KITTER (AGE 41). Mr. Kitter has served as Controller for Financial Network Investment Corporation since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1996 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1996 (see Items 13(a) and 14(a)(1) below). In addition, cash distributions were made to the Managing General Partner in 1996 (see Item 5(c) above).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1996 is as follows:

                                                           AMOUNT AND NATURE
                           NAME AND ADDRESS                OF BENEFICIAL          PERCENT OF
    TITLE OF CLASS       OF BENEFICIAL OWNER               OWNERSHIP               CLASS
    --------------       -------------------               -----------------      ----------
  General Partner's     Northland Communications              (See Note A)          (See Note A)
      Interest          Corporation
                        1201 Third Avenue
                        Suite 3600
                        Seattle, Washington  98101

  General Partner's     FN Equities Joint Venture             (See Note B)          (See Note B)
      Interest          2780 Skypark Dr.
                        Suite 300
                        Torrance, California  90505

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

         (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership's lender as collateral pursuant to the terms of the term loan agreement between the Partnership and its lender.

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

         See Note 3 of the Notes to Financial Statements--December 31, 1996 for disclosures regarding transactions with the General Partners and affiliates.

         The following schedule summarizes these transactions:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                          1996                   1995                   1994
                                                          ----                   ----                   ----
          Partnership management fees                   $555,762               $516,473               $473,293
          Operating expense reimbursements               511,719                488,303                385,519
          Software installation and
            billing service fees to CTB                   69,750                 56,672                 54,941
          Programming fees to NCN                        165,297                156,653                 68,631
          Reimbursements to CAC for
            services                                      39,656                 41,529                 17,565
          Reimbursements to Premier                      139,408                119,398                112,805
          Amounts due to General Partner
            and affiliates at year end                   180,998                108,344                 87,702

         Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

         As disclosed in the Partnership's Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partners and their affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partners have sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partners specifying in general terms the subjects to be considered. In the event of a dispute between the General Partners and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

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

         (c)  INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K

         (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                                     SEQUENTIALLY
                                                                                                        NUMBERED
                                                                                                          PAGE
                                                                                                          ----


                  (1)...............................................................FINANCIAL STATEMENTS:

                           Report of Independent Public Accountants.......................................____

                           Balance Sheets--December 31, 1996 and 1995.....................................____

                           Statements of Operations for the years
                           ended December 31, 1996, 1995 and 1994.........................................____

                           Statements of Changes in Partners' Capital
                           (Deficit) for the years ended December 31,
                           1996, 1995 and 1994............................................................____

                           Statements of Cash Flows for the years
                           ended December 31, 1996, 1995 and 1994.........................................____

                           Notes to Financial Statements--December 31,
                           1996...........................................................................____

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

                            10.36 Fifth Amendment to Credit Agreement dated as of February 15, 1990(6)

                            10.37   Leake County Franchise(7)

                            10.38 Sixth Amendment to Credit Agreement dated as of May 28, 1992(8)

                            10.39 Loan Agreement with First Union Bank of North Carolina dated as of February 16, 1993(8)

                            10.40   Asset Purchase Agreement between TCI
                                    Cablevision of Georgia, Inc. and Northland
                                    Cable Properties Six Limited Partnership, date July 19, 1996(9)

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

                            (8)  Incorporated by reference from the
                                 partnership's Form 10-K Annual Report for the fiscal year ended December 31, 1992.

                            (9)  Incorporated by reference from the
                                 partnership's Form 10-Q Quarterly Report for the period ended September 30, 1996.

         (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed for the fourth quarter of the fiscal year ended December 31, 1996.

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



               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                    By: NORTHLAND COMMUNICATIONS CORPORATION
                           (Managing General Partner)


                              By /s/ John S. Whetzell             Date:
                                 -----------------------------
                                    John S. Whetzell, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                    CAPACITIES                        DATE
         ----------                    ----------                        ----
/s/ John S. Whetzell          Chief executive officer, principal      _______
------------------------      financial officer, and principal
John S. Whetzell              accounting officer of registrant;
                              chief executive officer, principal
                              financial officer and chairman of
                              the board of directors of Northland
                              Communications Corporation


/s/ Richard I. Clark          Director of Northland Communications     ______
------------------------      Corporation
Richard I. Clark


/s/ John E. Iverson           Director of Northland Communications    _______
------------------------      Corporation
John E. Iverson


/s/ Gary S. Jones             Vice President and principal accounting _______
------------------------      officer of Northland Communications
Gary S. Jones                 Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Six Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Six Limited Partnership (a Washington limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Six Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
-----------------------



Seattle, Washington,
  February 24, 1997

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995


                                     ASSETS




                                                                       1996               1995
                                                                       ----               ----
CASH                                                             $    414,975        $    348,690

ACCOUNTS RECEIVABLE                                                   326,275             288,090

PREPAID EXPENSES                                                       80,941              86,771

INVESTMENT IN CABLE TELEVISION PROPERTIES:
       Property and equipment, at cost                             18,741,912          17,698,218
       Less- Accumulated depreciation                             (12,797,004)        (11,168,699)
                                                                 ------------        ------------
                                                                    5,944,908           6,529,519

       Franchise agreements (net of accumulated
          amortization of $9,373,117 in 1996 and
          $8,377,945 in 1995)                                       6,362,606           7,357,778

       Organization costs (net of accumulated
          amortization of $1,493,990 in 1996 and
          $1,489,436 in 1995)                                          30,335              10,896

       Noncompetition agreements and other intangibles
          (net of accumulated amortization of $866,427
          in 1996 and $796,345 in 1995)                                93,570             156,927
                                                                 ------------        ------------
               Total investment in cable television
                  properties                                       12,431,419          14,055,120
                                                                 ------------        ------------

               Total assets                                      $ 13,253,610        $ 14,778,671
                                                                 ============        ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                        1996               1995
                                                                        ----               ----
LIABILITIES:
    Accounts payable and accrued expenses                          $   702,322        $   627,210
    Due to General Partner and affiliates                              180,998            108,344
    Deposits                                                           114,199            131,696
    Subscriber prepayments                                             415,670            414,790
    Notes payable                                                   11,952,321         13,914,689
                                                                   -----------        -----------
               Total liabilities                                    13,365,510         15,196,729
                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES(Note 7)



PARTNERS' CAPITAL (DEFICIT):
    General partners-
        Contributed capital, net                                       (37,565)           (36,812)
        Accumulated deficit                                            (90,729)           (94,544)
                                                                   -----------        -----------
                                                                      (128,294)          (131,356)
                                                                   -----------        -----------
    Limited partners-
       Contributed capital, net -
          29,816 units in 1996 and 1995                              8,998,444          9,072,984
       Accumulated deficit                                          (8,982,050)        (9,359,686)
                                                                   -----------        -----------
                                                                        16,394           (286,702)
                                                                   -----------        -----------
               Total liabilities and partners' capital
                  (deficit)                                        $13,253,610        $14,778,671
                                                                   ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                     1996             1995            1994
                                                                                     ----             ----            ----
REVENUE                                                                          $ 9,262,702      $ 8,611,947     $ 7,888,216
                                                                                 -----------      -----------     -----------
EXPENSES:
    Operating (including $159,470, $105,727 and $93,445 paid to
       affiliates in 1996, 1995 and 1994, respectively) 8                            879,045          844,840         835,889
    General and administrative (including $1,057,206, $1,003,288 and $875,714
       paid to affiliates in 1996, 1995 and 1994, respectively)                    2,250,200        2,135,917       1,997,289

    Programming (including $205,316, $198,182 and $86,196 paid
       to affiliates in 1996, 1995 and 1994, respectively)                         2,041,844        1,909,473       1,531,220
    Depreciation and amortization                                                  2,712,447        2,598,440       2,528,644
                                                                                 -----------      -----------     -----------
                                                                                   7,883,536        7,488,670       6,893,042
                                                                                 -----------      -----------     -----------
               Operating income                                                    1,379,166        1,123,277         995,174

OTHER INCOME (EXPENSE):
    Interest income                                                                   16,855           16,846          14,494
    Insurance recovery                                                               148,318           93,138              --
    Interest expense                                                              (1,010,190)      (1,027,088)       (991,902)
    Other expense                                                                   (152,698)              --         (22,067)
                                                                                 -----------      -----------     -----------
               Net income (loss)                                                 $   381,451      $   206,173     $    (4,301)
                                                                                 ===========      ===========     ===========
ALLOCATION OF NET INCOME (LOSS):
    General partners                                                             $     3,815      $     2,062     $       (43)
                                                                                 ===========      ===========     ===========

    Limited partners                                                             $   377,636      $   204,111     $    (4,258)
                                                                                 ===========      ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                                          $        13      $         7     $        --
                                                                                 ===========      ===========     ===========

The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 General           Limited
                                                                                Partners           Partners          Total
                                                                                --------           --------          -----
BALANCE, December 31, 1993                                                     $(127,348)         $ 136,063       $   8,715

    Repurchase of limited partnership units                                            -            (25,975)        (25,975)

    Cash distributions ($10 per limited partnership unit)                         (3,015)          (298,482)       (301,497)

    Net loss                                                                         (43)            (4,258)         (4,301)
                                                                               ---------          ---------       ---------
BALANCE, December 31, 1994                                                      (130,406)          (192,652)       (323,058)

    Cash distributions ($10 per limited partnership unit)                         (3,012)          (298,161)       (301,173)

    Net income                                                                     2,062            204,111         206,173
                                                                               ---------          ---------       ---------
BALANCE, December 31, 1995                                                      (131,356)          (286,702)       (418,058)

    Cash distributions ($2.50 per limited partnership unit)                         (753)           (74,540)        (75,293)

    Net income                                                                     3,815            377,636         381,451
                                                                               ---------          ---------       ---------
BALANCE, December 31, 1996                                                     $(128,294)         $  16,394       $(111,900)
                                                                               =========          =========       =========


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996             1995              1994
                                                                              ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $   381,451      $   206,173       $    (4,301)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Depreciation and amortization expense                            2,712,447        2,598,440         2,528,644
          Insurance recovery                                                (148,318)         (93,138)               --
          Other expense                                                      152,698               --            22,067
          (Increase) decrease in operating assets:
              Accounts receivable                                            (38,185)         (67,656)          (24,141)
              Prepaid expenses                                                 5,830           17,412            13,355
          Increase (decrease) in operating liabilities:
              Accounts payable and accrued expenses                           75,112          144,329          (225,881)
              Due to General Partner and affiliates                           72,654           20,642            54,300
              Deposits                                                       (17,497)          (7,084)           (1,780)
              Subscriber prepayments                                             880           (6,823)           29,558
                                                                         -----------      -----------       -----------
               Net cash provided by operating activities                   3,197,072        2,812,295         2,391,821
                                                                         -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                               (1,058,030)      (1,084,971)         (902,858)
    Acquisition of cable system                                                   --       (1,267,300)               --
    Proceeds from insurance recovery                                         148,318          126,291                --
    Hold-back note payable                                                        --           31,500                --
    Purchase of other intangibles                                           (183,414)              --                --
                                                                         -----------      -----------       -----------
               Net cash used in investing activities                      (1,093,126)      (2,194,480)         (902,858)
                                                                         -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                   --        1,235,821                --
    Principal payments on notes payable                                   (1,962,368)      (1,576,833)       (1,342,623)
    Distributions to partners                                                (75,293)        (301,173)         (301,497)
    Repurchase of limited partnership units                                       --               --           (25,975)
    Loan fees and other costs                                                     --           (4,015)           (2,860)
                                                                         -----------      -----------       -----------
               Net cash used in financing activities                      (2,037,661)        (646,200)       (1,672,955)
                                                                         -----------      -----------       -----------

INCREASE (DECREASE) IN CASH                                                   66,285          (28,385)         (183,992)

CASH, beginning of year                                                      348,690          377,075           561,067
                                                                         -----------      -----------       -----------
CASH, end of year                                                        $   414,975      $   348,690       $   377,075
                                                                         ===========      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                               $ 1,051,135      $   986,883       $ 1,030,119
                                                                         ===========      ===========       ===========

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Depreciation

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

               Buildings                                                                 20 years
               Distribution plant                                                        10 years
               Other equipment and leasehold
                 improvements                                                          5-10 years

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

3.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $555,762, $516,473 and $473,293 in 1996, 1995 and 1994,
respectively.

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

The limited partners' total initial contributions to capital were $15,000,000 ($500 per partnership unit). As of December 31, 1996, $3,817,997 ($127.50 per partnership unit) has been distributed to the limited partners, and the Partnership has repurchased $84,475 of limited partnership units (141 units at $500 per unit and 43 units at $325 per unit).

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

The amounts billed to the Partnership for these services are based on the General Partner's cost. The cost of certain services is charged directly to the Partnership, based upon actual time spent by employees of the General Partner. The cost of other services is allocated to the Partnership, and other affiliated entities, based upon their relative size, revenue and other factors. The amount charged to the Partnership by the General Partner for these services was $511,719, $488,303 and $385,519 for 1996, 1995 and 1994, respectively.

In 1996, 1995 and 1994, the Partnership paid billing service fees to an affiliate, amounting to $69,750, $56,672 and $54,941, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $139,408, $119,398 and $112,805, net, under the terms of these agreements during 1996, 1995 and 1994, respectively.

In July 1994, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees paid to NCN during 1996, 1995 and 1994 were $165,297, $156,653 and $68,631, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $39,656, $41,529 and $17,565 in 1996, 1995 and 1994, respectively, for these services.

Due to General Partner and Affiliates

The liability to the General Partner and affiliates consists of the following:

                                                                              December 31,
                                                                           ------------------
                                                                           1996            1995
                                                                           ----            ----
Management fees                                                            $ 91,111        $ 45,921
Reimbursable operating costs and other                                       47,127          56,814
Due to affiliates, net                                                       42,760           5,609
                                                                           --------        --------
                                                                           $180,998        $108,344
                                                                           ========        ========

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                                             December 31,
                                                                        ------------------------
                                                                        1996                1995
                                                                        ----                ----
Land and buildings                                                     $   482,230        $   478,859
Distribution plant                                                      16,980,774         16,146,036
Other equipment                                                            968,861            933,500
Leasehold improvements                                                      38,945             38,945
Construction in progress                                                   271,102            100,878
                                                                       -----------        -----------
                                                                        18,741,912         17,698,218

Less- Accumulated depreciation                                          12,797,004         11,168,699
                                                                       -----------        -----------
                                                                       $ 5,944,908        $ 6,529,519
                                                                       ===========        ===========

Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

5.  NOTES PAYABLE:

Notes payable consists of the following:

                                                                                                      December 31,
                                                                                                 ------------------------
                                                                                                 1996                 1995
                                                                                                 ----                 ----


          Revolving credit and term loan agreement, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 7.36% (weighted average). Graduated principal payments due quarterly until maturity on
              December 31, 2000

                                                                                               $11,920,821         $13,870,821

          Other notes payable, bearing interest rates ranging up to 10.00%, with varying
              repayment schedules                                                                   31,500              43,868
                                                                                               -----------         -----------
                                                                                               $11,952,321         $13,914,689
                                                                                               ===========         ===========

The Partnership has a revolving credit facility with its creditor allowing for borrowings not to exceed $2,000,000 until the maturity of the term loan agreement on December 31, 2000. At December 31, 1996, the Partnership had $1,235,821 outstanding on its revolving credit facility.

Annual maturities of notes payable after December 31, 1996 are as follows:

1997                                                 $ 2,406,700
1998                                                   2,875,200
1999                                                   3,500,000
2000                                                   3,170,421
                                                     -----------
                                                     $11,952,321
                                                     ===========


Under the terms of the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including Annual Operating Cash Flow to Interest Expense Ratio of less than 3.00 to 1 and Senior Debt to Annualized Operating Cash Flow Ratio of 3.0 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. Terms of the loan agreement limited the amount of cash distributions paid during 1996 to a maximum of $75,000. Actual cash distributions paid in 1996 were $75,293 for which an appropriate waiver has been obtained from the Partnership's creditor.

The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates. At December 31, 1996, the Partnership had outstanding an interest rate swap agreement with its bank, having a notional principal amount of $11,920,000. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.61%, plus an applicable margin based on certain financial covenants (the margin at December 31, 1996 was 1.75%). The maturity date of the swap is March 28, 1997.

At December 31, 1996, the counterparty would have been required to pay the Partnership approximately $3,404 to settle these agreements based on fair value estimates received from financial institutions.

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

Taxable income to the limited partners was approximately $74,540, $298,000 and $298,000 for the three years in the period ended December 31, 1996 and is different from that reported in the statements of operations due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable income and the net income (loss) reported in the statements of operations.

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

7.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $132,342, $122,178 and $113,357 in 1996, 1995 and 1994, respectively. Minimum lease payments through the end of the lease terms are as follows:


1997                                                     $ 8,083
1998                                                       4,958
1999                                                       2,083
2000                                                       2,083
2001                                                       2,083
Thereafter                                                 4,220
                                                         -------
                                                         $23,510
                                                         =======

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental and leased access channels.

                                 EXHIBITS INDEX

                                                             Sequentially
Exhibit                                                        Numbered
Number                     Description                           Page
------                     -----------                           ----
27.0              Financial Data Schedule.