Form 10-Q
period 1997-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1997-05-15
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended        MARCH 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                to


Commission File Number:                 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

      Washington                                         91-1318471
--------------------------------------------------------------------------------
(State of Organization)                        (IRS Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington         98101
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

----------
This filing contains      pages.  Exhibits index appears on page      .

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                  March 31,          December 31,
                                                                    1997                  1996
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $    401,836         $    414,975
Accounts receivable                                                  285,492              326,275
Prepaid expenses                                                      89,943               80,941
Property and equipment, net of accumulated
  depreciation of $13,207,664 and $12,797,004,
  respectively                                                     5,715,632            5,944,908
Intangible assets, net of accumulated
  amortization of $11,989,827 and $10,663,726,
  respectively                                                     6,239,888            6,486,511

                                                                ------------         ------------
Total assets                                                    $ 12,732,791         $ 13,253,610
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $    717,552         $    702,322
Due to managing general partner and affiliates                       274,037              180,998
Converter deposits                                                   110,159              114,199
Subscriber prepayments                                               288,034              415,670
Notes payable                                                     11,327,021           11,952,321

                                                                ------------         ------------
                  Total liabilities                               12,716,803           13,365,510
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (37,565)             (37,565)
   Accumulated deficit                                               (89,450)             (90,729)

                                                                ------------         ------------
                                                                    (127,015)            (128,294)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                        8,998,444            8,998,444
   Accumulated deficit                                            (8,855,441)          (8,982,050)

                                                                ------------         ------------
                                                                     143,003               16,394
                                                                ------------         ------------


                  Total partners' equity                              15,988             (111,900)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 12,732,791         $ 13,253,610
                                                                ============         ============


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                1997                     1996
                                            -----------              -----------
Service revenues                            $ 2,338,860              $ 2,255,270

Expenses:
  Operating                                     204,241                  210,793
  General and administrative (including
     $377,100 and $360,424 to affiliates
     in 1997 and 1996, respectively)            568,392                  520,675
Programming                                     561,807                  500,587
Depreciation and amortization                   666,955                  657,950

                                            -----------              -----------
                                              2,001,395                1,890,005
                                            -----------              -----------

Income from operations                          337,465                  365,265

Other income (expense):
   Interest expense                            (211,974)                (324,482)
   Interest income                                2,217                    2,149
   Gain on disposal of assets                       180

                                            -----------              -----------
                                               (209,577)                (322,333)
                                            -----------              -----------


Net income                                  $   127,888              $    42,932
                                            ===========              ===========


Allocation of net income

   General Partners                         $     1,279              $       429
                                            ===========              ===========


   Limited Partners                         $   126,609              $    42,503
                                            ===========              ===========


Net income per limited partnership unit:
     (29,816 units)                         $         4              $         1
                                            ===========              ===========


Net income per $1,000 investment            $         8              $         3
                                            ===========              ===========


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                           For the three months ended March 31,
                                                           ------------------------------------
                                                             1997                        1996
                                                           ---------                  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 127,888                  $  42,933
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                             666,955                    657,950
   (Increase) decrease in operating assets:
     Accounts receivable                                      40,783                     15,706
     Prepaid expenses                                         (9,002)                   (14,410)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    15,230                     15,183
     Due to managing general partner and affiliates           93,039                     74,144
     Converter deposits                                       (4,040)                    (1,743)
     Subscriber prepayments                                 (127,636)                  (114,311)

                                                           ---------                  ---------
Net cash from operating activities                           803,217                    675,452
                                                           ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (181,386)                  (149,803)

                                                           ---------                  ---------
Net cash used in investing activities                       (181,386)                  (149,803)
                                                           ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                            (625,300)                  (492,652)
Distributions to partners                                         --                    (75,293)
Loan fees and other costs incurred                            (9,670)                   (57,367)
Repurchase of limited partner interest                            --                         --

                                                           ---------                  ---------
Net cash used in financing activities                       (634,970)                  (625,312)
                                                           ---------                  ---------

DECREASE IN CASH                                             (13,139)                   (99,663)

CASH, beginning of period                                    414,975                    348,690


                                                           ---------                  ---------
CASH, end of period                                        $ 401,836                  $ 249,027
                                                           =========                  =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $ 222,094                  $ 308,381
                                                           =========                  =========


     The accompanying note to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1997 and December 31, 1996, its Statements of Operations for the three months ended March 31, 1997 and 1996, and its Statements of Cash Flows for the three months ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,338,860 for the three months ended March 31, 1997, representing an increase of approximately 4% over the same period in 1996. Of these revenues, $1,711,727 (73%) was derived from basic service charges, $227,497 (10%) from premium services, $111,312 (5%) from tier services, $44,655 (2%) from installation charges, $78,428 (3%) from service maintenance contracts, $87,538 (4%) from advertising, and $77,703 (3%) from other sources. The revenue growth is primarily due to rate increases placed into effect during 1996.

As of March 31, 1997, the Partnership's systems served approximately 24,900 basic subscribers, 9,300 premium subscribers and 5,900 tier subscribers.

Operating expenses totaled $204,241 for the three months ended March 31, 1997, representing a decrease of approximately 3% over the same period in 1996. This is primarily due to a reduction of vehicle expenses.

General and administrative expenses totaled $568,392 for the three months ended March 31, 1997, representing an increase of approximately 9% over the same period in 1996. This is the result of additional legal costs associated with the purchase of the Sapphire Valley system and increases in copyright fees due to changes in the channel lineup in the Philadelphia, MS system.

Programming expenses totaled $561,806 for the three months ended March 31, 1997, representing an increase of approximately 12% over the same period in 1996. This is mainly due to increases in programmer costs and fees associated with new channel additions in various systems.

Depreciation and amortization expense remained consistent with the same period in 1996. This is mainly due to current year purchases of plant and equipment, offset by assets becoming fully depreciated during the first quarter of 1997.

Interest expense for the three months ended March 31, 1997 decreased 35% from the same period in 1996. The average bank debt decreased from $13,383,000 during the first quarter of 1996 to $11,327,000 during the first quarter of 1997, and the Partnership's effective interest rate decreased from 7.55% in 1996 to 7.11% in 1997.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $2,000,000 revolving credit line, of which approximately $1,200,000 was outstanding as of March 31, 1997. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
2.75 to 1. As of March 31, 1997 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,327,021. Certain fixed rate agreements in effect as of December 31, 1996 expired during the first quarter of 1997. As of the date of this filing, interest rates on the credit facility were as follows: $11,000,000 fixed at a Libor rate of 7.32% expiring June 30, 1997. The balance of $327,021 bears interest at the prime rate plus 1/4% (currently 8.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1997, the Partnership incurred approximately $181,000 in capital expenditures. These expenditures included line extensions in the Starkville, MS system; an upgrade of a portion of the distribution plant in the Philadelphia, MS system; channel additions in the Kosciusko, MS system and the purchase of advertising equipment and the installation of fiber in the Highlands, NC system.

Planned expenditures for the balance of 1997 include a vehicle replacement in the Starkville, MS system, continuation of the upgrade of a portion of the system to 450 MHz in the Philadelphia, MS system, purchase of an office building and upgrade of a portion of the system to 330 MHz in the Kosciusko, MS system, purchase of a vehicle in the Forest, MS system, continued deployment of fiber in the Highlands, NC system, and various line extensions in all of the systems.

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


ITEM 1 Legal proceedings
     None

ITEM 2 Changes in securities
     None

ITEM 3 Defaults upon senior securities
     None

ITEM 4 Submission of matters to a vote of security holders
     None

ITEM 5 Other information
     None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

     27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:                      BY:  /s/ RICHARD I. CLARK
      -------------                  -------------------------------
                                     Richard I. Clark
                                     (Vice President/Treasurer)



Dated:                      BY:  /s/ GARY S. JONES
      -------------                  -------------------------------
                                     Gary S. Jones
                                     (Vice President)

                                EXHIBIT INDEX


Exhibits



27.0   -   Financial Data Schedule