Form 10-Q
period 1997-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1997-08-12
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the rates period ended JUNE 30, 1997
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ________________ to _________________

    Commission File Number: 0-16063
                            -------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

        Washington                                       91-1318471
-----------------------                       ---------------------------------
(State of Organization)                       (IRS Employer Identification No.)

      1201 Third Avenue, Suite 3600, Seattle, Washington            98101
      --------------------------------------------------         ----------
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

------------------------
This filing contains ___ pages.  Exhibits index appears on page ___.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                              June 30,       December 31,
                                                                1997            1996
                                                            ------------     ------------
                                     ASSETS

Cash                                                        $    286,480     $    414,975
Accounts receivable                                              301,421          326,275
Prepaid expenses                                                  65,905           80,941
Property and equipment, net of accumulated
  depreciation of $13,316,920 and $12,797,004,
  respectively                                                 5,957,074        5,944,908
Intangible assets, net of accumulated
  amortization of $12,246,123 and $11,733,534,
  respectively                                                 5,985,094        6,486,511
                                                            ------------     ------------
Total assets                                                $ 12,595,974     $ 13,253,610
                                                            ============     ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                       $    942,008     $    702,322
Due to managing general partner and affiliates                   122,354          180,998
Converter deposits                                               105,568          114,199
Subscriber prepayments                                           258,847          415,670
Notes payable                                                 10,733,221       11,952,321
                                                            ------------     ------------
                  Total liabilities                           12,161,998       13,365,510
                                                            ------------     ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                      (37,565)         (37,565)
   Accumulated deficit                                           (85,251)         (90,729)
                                                            ------------     ------------
                                                                (122,816)        (128,294)
                                                            ------------     ------------

 Limited Partners:
   Contributed capital, net                                    8,996,444        8,998,444
   Accumulated deficit                                        (8,439,652)      (8,982,050)
                                                            ------------     ------------
                                                                 556,792           16,394
                                                            ------------     ------------

                  Total partners' equity                         433,976         (111,900)
                                                            ------------     ------------

Total liabilities and partners' equity                      $ 12,595,974     $ 13,253,610
                                                            ============     ============


The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                            For the six months ended June 30,
                                            ---------------------------------
                                                1997                 1996
                                            -----------           -----------
Service revenues                            $ 4,739,021           $ 4,550,096

Expenses:
  Operating                                     437,915               428,198
  General and administrative (including
     $719,053 and $714,534 to affiliates
     in 1997 and 1996, respectively)          1,173,562             1,066,501
  Programming                                 1,128,542             1,011,127
  Depreciation and amortization               1,032,507             1,315,901
                                            -----------           -----------
                                              3,772,526             3,821,727
                                            -----------           -----------

Income from operations                          966,495               728,370

Other income (expense):
   Interest expense                            (424,039)             (581,467)
   Interest income                                5,241                 5,897
   Gain on disposal of assets                       180
                                            -----------           -----------
                                               (418,618)             (575,570)
                                            -----------           -----------

Net income                                  $   547,877           $   152,799
                                            ===========           ===========

Allocation of net income:

   General Partners                         $     5,479           $     1,528
                                            ===========           ===========

   Limited Partners                         $   542,398           $   151,271
                                            ===========           ===========

Net income per limited partnership unit:
 (29,812 units)                             $        18           $         5
                                            ===========           ===========

Net income per $1,000 investment            $        36           $        10
                                            ===========           ===========


The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                              For the three months ended June 30,
                                              -----------------------------------
                                                 1997                     1996
                                              -----------             -----------
Service revenues                              $ 2,400,161             $ 2,294,826

Expenses:
  Operating                                       233,673                 217,406
  General and administrative (including
     $341,953 and $354,110 to affiliates
     in 1997 and 1996, respectively)              605,170                 545,826
  Programming                                     566,735                 510,541
  Depreciation and amortization                   365,552                 657,950
                                              -----------             -----------
                                                1,771,130               1,931,723
                                              -----------             -----------

Income from operations                            629,031                 363,103

Other income (expense):
   Interest expense                              (212,065)               (256,985)
   Interest income                                  3,023                   3,748
   Gain on disposal of assets                        --
                                              -----------             -----------
                                                 (209,042)               (253,237)
                                              -----------             -----------

Net income                                    $   419,989             $   109,866
                                              ===========             ===========

Allocation of net income

   General Partners                           $     4,200             $     1,099
                                              ===========             ===========

   Limited Partners                           $   415,789             $   108,767
                                              ===========             ===========

Net income per limited partnership unit:
     (29,812 units)                           $        14             $         4
                                              ===========             ===========


Net income per $1,000 investment              $        28             $         9
                                              ===========             ===========



The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                           For the six months ended June 30,
                                                           ---------------------------------
                                                               1997                 1996
                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $   547,877           $   152,799
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                             1,032,505             1,315,901
   (Increase) decrease in operating assets:
     Accounts receivable                                        24,854               (30,550)
     Prepaid expenses                                           15,036                11,402
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     239,686               132,255
     Due to managing general partner and affiliates            (58,645)               (3,352)
     Converter deposits                                         (8,631)               (8,018)
     Subscriber prepayments                                   (156,823)             (137,197)
                                                           -----------           -----------
Net cash from operating activities                           1,635,859             1,433,240
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (532,082)             (366,868)
                                                           -----------           -----------
Net cash used in investing activities                         (532,082)             (366,868)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                            (1,219,100)             (984,899)
Distributions to partners                                         --                 (75,293)
Loan fees and other costs incurred                             (11,172)              (87,335)
Repurchase of limited partner interest                          (2,000)                 --
                                                           -----------           -----------
Net cash used in financing activities                       (1,232,272)           (1,147,527)
                                                           -----------           -----------

DECREASE IN CASH                                              (128,495)              (81,155)

CASH, beginning of period                                      414,975               348,690
                                                           -----------           -----------
CASH, end of period                                        $   286,480           $   267,535
                                                           ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   222,094           $   567,512
                                                           ===========           ===========


The accompanying note to unaudited financial statements is an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six months ended June 30, 1997 and 1996, and its Statements of Cash Flows for the six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,400,161 for the three months ended June 30, 1997, representing an increase of approximately 5% over the same period in 1996. Of these revenues, $1,707,031 (71%) was derived from basic service charges, $219,992 (10%) from premium services, $118,993 (5%) from tier services, $78,352 (3%) from installation charges, $80,604 (4%) from service maintenance contracts, $103,736 (4%) from advertising, and $76,309 (3%) from other sources. The revenue growth is primarily due to rate increases placed into effect during late 1996.

As of June 30, 1997, the Partnership's systems served approximately 23,600 basic subscribers, 9,900 premium subscribers and 6,000 tier subscribers.

Operating expenses totaled $233,673 for the three months ended June 30, 1997, representing an increase of approximately 5% over the same period in 1996. This is primarily due to increased salary and benefit costs as a result of cost of living adjustments.

General and administrative expenses totaled $605,170 for the three months ended June 30, 1997, representing an increase of approximately 11% over the same period in 1996. This is the result of additional legal costs associated with the purchase of the Sapphire Valley system and increases in copyright fees due to changes in the channel lineup in the Philadelphia, MS system.

Programming expenses totaled $566,735 for the three months ended June 30, 1997, representing an increase of approximately 11% over the same period in 1996. This is mainly due to increases in programmer costs and fees associated with new channel additions in various systems.

Depreciation and amortization expenses totaled $365,552 for the three months ended June 30, 1997, representing a decrease of approximately 44% over the same period in 1996. This is mainly due to assets becoming fully depreciated during the first quarter of 1997.

Interest expense for the three months ended June 30, 1997 decreased 17% from the same period in 1996. The average bank debt decreased from $13,175,914 during the second quarter of 1996 to $11,030,121 during the second quarter of 1997, and the Partnership's effective interest rate decreased from 7.82% in 1996 to 7.69% in 1997.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $2,000,000 revolving credit line, of which approximately $1,200,000 was outstanding as of June 30, 1997. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
2.75 to 1. As of June 30, 1997 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,733,221. Certain fixed rate agreements expired during the second quarter of 1997. As of the date of this filing, the interest rate on the credit facility is a Libor rate of 7.53% expiring September 30, 1997. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1997, the Partnership incurred approximately $350,000 in capital expenditures. These expenditures included the purchase of a vehicle in the Forest, MS system, the purchase of an office building and continuation of a system upgrade to 330 MHz in the Kosciusko, MS system, and various line extensions in all of the systems.

Planned expenditures for the balance of 1997 include line extensions in various systems, the purchase of an office building and continuation of a system upgrade to 450 MHz in the Philadelphia, MS system, and deployment of fiber in the Highlands, NC system.

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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

           27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                          BY:  Northland Communications Corporation,
                                 Managing General Partner



Dated: 8/11/97               BY:  /s/ RICHARD I. CLARK
      -----------------        ---------------------------------
                                      Richard I. Clark
                                      (Vice President/Treasurer)



Dated: 8/11/97               BY:  /s/ GARY S. JONES
      -----------------        ---------------------------------
                                      Gary S. Jones
                                      (Vice President)