Form 10-Q
period 1997-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1997-11-10
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the rates period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
                    For the transition period from         to
                                                   --------   --------


Commission File Number:             0-16063
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


                                    Yes   X    No
                                       -------   -------


------------------------

This filing contains      pages. Exhibits index appears on page .
                    ------

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                           September 30,   December 31,
                                                               1997            1996
                                                           ------------    ------------
                                     ASSETS

Cash                                                       $    129,963    $    414,975
Accounts receivable                                             192,007         326,275
Prepaid expenses                                                 70,545          80,941
Property and equipment, net of accumulated
  depreciation of $13,576,879 and $12,797,004,
  respectively                                                6,075,321       5,944,908
Intangible assets, net of accumulated
  amortization of $12,502,418 and $11,733,534,
  respectively                                                5,728,799       6,486,511

                                                           ------------    ------------
Total assets                                               $ 12,196,635    $ 13,253,610
                                                           ============    ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                      $    760,078    $    702,322
Due to managing general partner and affiliates                  134,798         180,998
Converter deposits                                               97,889         114,199
Subscriber prepayments                                          283,252         415,670
Notes payable                                                10,139,421      11,952,321

                                                           ------------    ------------
                  Total liabilities                          11,415,438      13,365,510
                                                           ------------    ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                     (37,565)        (37,565)
   Accumulated deficit                                          (81,778)        (90,729)

                                                           ------------    ------------
                                                               (119,343)       (128,294)
                                                           ------------    ------------

 Limited Partners:
   Contributed capital, net                                   8,996,444       8,998,444
   Accumulated deficit                                       (8,095,904)     (8,982,050)

                                                           ------------    ------------
                                                                900,540          16,394
                                                           ------------    ------------


                  Total partners' equity                        781,197        (111,900)
                                                           ------------    ------------


Total liabilities and partners' equity                     $ 12,196,635    $ 13,253,610
                                                           ============    ============



   The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            For the nine months ended September 30,
                                                            ---------------------------------------

                                                                1997                        1996
                                                            -----------                 -----------
Service revenues                                            $ 7,205,089                 $ 6,898,503

Expenses:
  Operating                                                     665,074                     643,262
  General and administrative (including
     $1,128,723 and $1,077,407 to affiliates
     in 1997 and 1996, respectively)                          1,764,033                   1,638,825
  Programming                                                 1,708,906                   1,518,172
  Depreciation and amortization                               1,548,761                   2,041,757
                                                            -----------                 -----------
                                                              5,686,774                   5,842,016
                                                            -----------                 -----------

Income from operations                                        1,518,315                   1,056,487

Other income (expense):
   Interest expense                                            (631,582)                   (829,786)
   Interest income                                                8,184                       9,757
   Gain on disposal of assets                                       180

                                                            -----------                 -----------
                                                               (623,218)                   (820,029)
                                                            -----------                 -----------


Net income                                                  $   895,097                     236,458
                                                            ===========                 ===========


Allocation of net income:

   General Partners                                         $     8,951                 $     2,365
                                                            ===========                 ===========


   Limited Partners                                         $   886,146                 $   234,093
                                                            ===========                 ===========


Net income per limited partnership unit:
 (29,812 units)                                             $        30                 $         8
                                                            ===========                 ===========


Net income per $1,000 investment                            $        59                 $        16
                                                            ===========                 ===========




     The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                        For the three months ended September 30,
                                                        ---------------------------------------

                                                            1997                        1996
                                                        -----------                 -----------
Service revenues                                        $ 2,466,068                 $ 2,348,406

Expenses:
  Operating                                                 227,160                     215,063
  General and administrative (including
     $409,670 and $362,783 to affiliates
     in 1997 and 1996, respectively)                        590,470                     572,324
  Programming                                               580,365                     507,045
  Depreciation and amortization                             516,254                     725,856

                                                        -----------                 -----------
                                                          1,914,249                   2,020,288
                                                        -----------                 -----------

Income from operations                                      551,819                     328,118

Other income (expense):
   Interest expense                                        (207,543)                   (248,319)
   Interest income                                            2,944                       3,860
   Gain on disposal of assets                                  --

                                                        -----------                 -----------
                                                           (204,599)                   (244,459)
                                                        -----------                 -----------


Net income                                              $   347,220                 $    83,659
                                                        ===========                 ===========


Allocation of net income

   General Partners                                     $     3,472                 $       837
                                                        ===========                 ===========


   Limited Partners                                     $   343,748                 $    82,822
                                                        ===========                 ===========


Net income per limited partnership unit:
     (29,812 units)                                     $        12                 $         3
                                                        ===========                 ===========


Net income per $1,000 investment                        $        24                 $         6
                                                        ===========                 ===========





          The accompanying note to unaudited financial statements is an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                   For the nine months ended September 30,
                                                                   ---------------------------------------

                                                                       1997                        1996
                                                                   -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   895,097                 $   236,458
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                     1,548,759                   2,041,757
   (Increase) decrease in operating assets:
     Accounts receivable                                               134,268                     (10,654)
     Prepaid expenses                                                   10,396                     (20,187)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                              57,756                     524,049
     Due to managing general partner and affiliates                    (46,201)                    (15,927)
     Converter deposits                                                (16,310)                    (13,879)
     Subscriber prepayments                                           (132,417)                   (131,561)

                                                                   -----------                 -----------
Net cash from operating activities                                   2,451,348                   2,610,056
                                                                   -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                               (910,288)                   (964,401)

                                                                   -----------                 -----------
Net cash used in investing activities                                 (910,288)                   (964,401)
                                                                   -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                    (1,812,900)                 (1,474,868)
Distributions to partners                                                 --                       (75,293)
Loan fees and other costs incurred                                     (11,172)                   (145,385)
Repurchase of limited partner interest                                    --                          --

                                                                   -----------                 -----------
Net cash used in financing activities                               (1,824,072)                 (1,695,546)
                                                                   -----------                 -----------

DECREASE IN CASH                                                      (283,012)                    (49,891)

CASH, beginning of period                                              414,975                     348,690


                                                                   -----------                 -----------
CASH, end of period                                                $   131,963                 $   298,799
                                                                   ===========                 ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                        $   641,386                 $   818,544
                                                                   ===========                 ===========




     The accompanying note to unaudited financial statements is an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1997 and December 31, 1996, its Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and its Statements of Cash Flows for the nine months ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $2,466,068 for the three months ended September 30, 1997, representing an increase of approximately 5% over the same period in 1996. Of these revenues, $1,738,059 (71%) was derived from basic service charges, $234,062 (10%) from premium services, $131,163 (5%) from tier services, $83,475 (3%) from installation charges, $80,818 (3%) from service maintenance contracts, $121,537 (5%) from advertising, and $76,954 (3%) from other sources. The revenue growth is primarily due to rate increases placed into effect during August 1997.

As of September 30, 1997, the Partnership's systems served approximately 24,100 basic subscribers, 9,750 premium subscribers and 6,400 tier subscribers.

Operating expenses totaled $227,160 for the three months ended September 30, 1997, representing an increase of approximately 5% over the same period in 1996. This is primarily due to increased salary and benefit costs as a result of cost of living adjustments.

General and administrative expenses totaled $590,470 for the three months ended September 30, 1997, representing an increase of approximately 3% over the same period in 1996. This is the result of increases in copyright fees due to changes in the channel lineup in the Philadelphia, MS system.

Programming expenses totaled $580,365 for the three months ended September 30, 1997, representing an increase of approximately 14% over the same period in 1996. This is mainly due to increases in programming costs and fees associated with new channel additions in various systems.

Depreciation and amortization expenses totaled $516,254 for the three months ended September 30, 1997, representing a decrease of approximately 29% over the same period in 1996. This is mainly due to assets becoming fully depreciated during the first quarter of 1997.

Interest expense for the three months ended September 30, 1997 decreased 20% from the same period in 1996. The average bank debt decreased from $12,895,821 during the third quarter of 1996 to $10,733,221 during the third quarter of 1997, and the Partnership's effective interest rate increased from 7.70% in 1996 to 7.73% in 1997.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and a $2,000,000 revolving credit line, of which approximately $1,200,000 was outstanding as of September 30, 1997. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of
2.75 to 1. As of September 30, 1997 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,139,421. Certain fixed rate agreements expired during the third quarter of 1997. As of the date of this filing, the interest rate on the credit facility is a Libor rate of 7.41% expiring October 31, 1997. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1997, the Partnership incurred approximately $378,000 in capital expenditures. These expenditures included a vehicle purchase in the Starkville, MS system, the purchase of an office building and continuation of a system upgrade to 330 MHz in the Kosciusko, MS system, and a system upgrade to 450 MHz in the Philadelphia, MS system.

Planned expenditures for the balance of 1997 include line extensions in various systems, the construction of an office building and continuation of a system upgrade to 450 MHz in the Philadelphia, MS system, deployment of fiber in the Highlands, NC system, and the replacement of two vehicles in the Starkville, MS system.

Acquisition

The Partnership has entered into a purchase agreement to acquire cable television systems serving approximately 11,450 subscribers in and around the communities of Allendale, Bamberg, Barnwell and Bennettsville, all in the state of South Carolina. The estimated purchase price of these systems is $20,500,000.

The Partnership has received terms from a bank to refinance its existing debt, increasing the total facility to $33,000,000. The Partnership will use the proceeds to repay the previous credit facility, finance the acquisition of the South Carolina cable systems and provide working capital.

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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

            27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                           BY:  Northland Communications Corporation,
                                Managing General Partner



Dated: November 7, 1997    BY:  /s/ RICHARD I. CLARK
       ----------------       --------------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated: November 7, 1997    BY:  /s/  GARY S. JONES
       ----------------       --------------------------------
                                     Gary S. Jones
                                     (Vice President)

                                 EXHIBIT INDEX
                                 -------------



27.0     Financial Data Schedule