Form 10-K
period 1997-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1998-03-27
CIK 788736

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

                  For the fiscal year ended DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________
                         Commission file number 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                         91-1318471
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

      3600 WASHINGTON MUTUAL TOWER
 1201 THIRD AVENUE, SEATTLE, WASHINGTON                   98101
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (206) 621-1351

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------
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

     (5)  Form 8-K Registration Statement filed January 15, 1998.

This filing contains ______ pages. Exhibits Index appears on page _____. Financial Statements/Schedules Index appears on page _____.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1. BUSINESS

        Northland Cable Properties Six Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 1,880 limited partners as of December 31, 1997. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

        Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

        NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

                NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming.

        NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts.

                CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

        NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for the following entity:

                STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, GA and surrounding areas.

        The Partnership was formed on January 22, 1986 and began operations in 1986 with the acquisition of the cable television systems serving the communities of and contiguous areas surrounding Starkville, Maben and Mathiston, Mississippi (the "Starkville System"), six additional communities in central Mississippi (the "Philadelphia System"), and the community of and contiguous areas surrounding Highlands, North Carolina (the "Highlands System"). In July 1988, the Partnership completed its purchase of the cable television systems serving Sandersville and Heidelberg, Mississippi and certain areas of Jones County and Jasper County, Mississippi (the "Sandersville System"). In December 1995, the Partnership purchased the cable television system serving Sapphire Valley, Cedar Creek and certain areas of Jackson County, North Carolina (the "Sapphire Valley System")(collectively herein referred to as the "Systems"). As of December 31, 1997, the total number of basic subscribers served by the Systems was 23,701, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 74% as compared to an industry average of approximately 66%, as reported by the PAUL KAGAN AND ASSOCIATES, INC. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

        The Partnership serves the communities and surrounding areas of Starkville and Philadelphia, Mississippi and Highlands, North Carolina. The following is a description of these areas:

        Starkville, MS: The City of Starkville is the home of Mississippi State University with an enrollment of approximately 12,000 students. The university's 10 colleges and schools comprise 58 departments that offer more than 120 majors. Mississippi State is also the largest employer in Starkville, with nearly 1,300 faculty members or professionals and 1,450 support staff. Also located in Starkville is the Mississippi Research and Technology Park, which is a long-range economic development project initiated through the joint efforts of the City of Starkville, Oktibbeha County, Mississippi State University and the local business community. The park is located on approximately 220 acres across from the entrance to the university and will enhance high-technology research for application to the economic sector. The developers and businesses that comprise the park intend to work hand in hand with research efforts at the university, and companies that locate in the park will have the benefit of university facilities and faculty. Certain information regarding the Starkville, MS system as of December 31, 1997 is as follows:

               Basic Subscribers                           8,151
               Tier Subscribers                            2,946
               Premium Subscribers                         4,295
               Estimated Homes Passed                     11,085

        Philadelphia, MS and Sandersville, MS: The Philadelphia System and the Sandersville System encompass eight communities and six counties located in central Mississippi. These systems are operated as three separate profit centers grouped as follows:

               Profit Center #1 - Philadelphia, Mississippi
               Profit Center #2 - Kosciusko and Carthage, Mississippi

               Profit Center #3 - Forest, Raleigh and Sandersville,
                                     Mississippi

        The local economies of the communities included in the Philadelphia System are based primarily in manufacturing. The region has excellent highway and railroad transportation, a year-round mild climate, and the availability of a trained, cost-effective labor force. One of the main industries in the area is poultry. Nearly two million birds are dressed weekly in the city of Forest, which ranks as the second-largest producer of broilers in the nation. Other industries in the area include apparel, ready mix concrete, frozen food products, lumber, small appliances, electronic assembly, meat processing and steel. Certain information regarding the Philadelphia, MS and Sandersville, MS systems as of December 31, 1997 is as follows:

                                    Philadelphia    Kosciusko    Forest
                                    ------------    ---------    ------
        Basic Subscribers              3,791           4,402      4,691
        Tier Subscriber                1,051           1,300      1,178
        Premium Subscribers            1,478           1,333      1,852
        Estimated Homes Passed         4,395           5,440      7,120

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

        The Highlands area is perhaps best known for its exclusive golf clubs. There are three beautiful golf courses in the Highlands area, the oldest being the Highlands Country Club. About half the land in the Highlands area is under private ownership; the rest is part of the End National Forest, and is open for hiking, fishing, hunting, camping and other outdoor activities. The private land near the golf courses consists largely of exclusive housing developments, many of which feature rambling, ranch-style vacation homes with values ranging from $200,000 to a half million dollars. The Great Smokey Mountains National Park and the Blue Ridge Parkway are within easy driving distance of Highlands. Several lakes in the area offer swimming, boating, skiing, fishing and other water sports. Rafting is also popular in the area due to the close proximity of the Chattooga and Cullasaja Rivers. Certain information regarding the Highlands and Sapphire Valley, NC Systems as of December 31, 1997 is as follows:

               Basic Subscribers                          2,666
               Premium Subscribers                          536
               Estimated Homes Passed                     4,190

        The Partnership had 35 employees as of December 31, 1997. Management of these systems is handled through offices located in the towns of Starkville, Forest, Sandersville, Kosciusko and Philadelphia, Mississippi and in Highlands, North Carolina. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

        Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, satellite master antenna television services, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

        Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Partnership.

        Well-financed businesses from outside the cable industry (such as the public utilities and other companies that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry, as described below. Such new entrants may become competitors for franchises or providers of competitive services. In general, a cable system's financial performance will be adversely affected when a competing cable service exists (referred to in the cable industry as an "overbuild").

        In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS, whereby signals are transmitted by satellite to small receiving dishes located on subscribers' homes. Programming is currently available to DBS subscribers through conventional, medium- and high-powered satellites. Existing DBS systems offer in excess of 120 channels of programming and pay-per-view services and are expected to increase channel capacity to 150 or more channels, enabling them to provide program service comparable to and in some instances, superior to those of cable television systems. At least four well-financed companies currently offer DBS services and have undertaken extensive marketing efforts to promote their products. The FCC has implemented regulations under the 1992 Cable Act to enhance the ability of DBS systems to make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Programming offered by DBS systems has certain advantages over cable systems with respect to number of channels offered, programming capacity and digital quality, as well as disadvantages that include high upfront and monthly costs and a lack of local programming, service and equipment distribution. DBS systems will provide increasing competition to cable systems as the cost of DBS reception equipment continues to decline. At least one DBS provider is undertaking the technical and legislative steps necessary to enhance its service by adding local broadcast signals which could further increase competitive pressures from DBS systems.

        Cable television systems also compete with wireless program distribution services such as MMDS which uses low power microwave to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS, known as Local Multipoint Distribution Service ("LMDS"). LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, although current technology limits the number of channels which may be offered. Moreover, because MMDS service generally requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage.

        The 1996 Telecommunications Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are providing and seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, wireless transmission and installation of traditional cable systems alongside existing telephone equipment. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant. The 1996 Telecommunications Act's provisions promoting facilities-based broadband competition are primarily targeted at larger systems and markets. The 1996 Telecommunications Act includes certain limited exceptions to the general prohibition on buy outs and joint ventures between incumbent cable operators and LECs for smaller non-urban cable systems and carriers meeting certain criteria. See "Proposed Transaction - Regulation Overview."

        Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by LECs and other common carriers, and electric utilities is providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

        The business of delivering and producing televised news, information and entertainment are characterized by new market entrants, increasingly rapid technological change and evolving industry standards. There can be no assurance that the Partnership will be able to fund the capital expenditures necessary to keep pace with technological developments or that the Partnership will successfully predict the technical demand of its subscribers. The Partnership's inability to provide enhanced services in a timely manner or to predict the demands of the marketplace could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

        Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Partnership.

REGULATION

        The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Provisions of regulatory events that have impacted the Partnership's cable television system operations, which are the principal business of the Partnership, are summarized below.

        INTRODUCTION

        The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 alters the regulatory structure governing the nation's telecommunications providers. The Telecommunications Act of 1996 is intended to remove barriers to competition in both the cable television market and the local telephone market. It also reduces the scope of cable rate regulation.

        The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its systems.

        CABLE RATE REGULATION

        The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

        Although the FCC rules control, local government units (commonly referred to as "local franchising authorities" or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable, the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecommunications Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines.

        The FCC itself directly administers rate regulation of an operator's cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecommunications Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

        Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carnage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service," regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

        In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

        The 1996 Telecommunications Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, CPST rate regulation is automatically eliminated. The Partnership and all of its systems qualify for this CPST deregulation.

        The 1996 Cable Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        CABLE ENTRY INTO TELECOMMUNICATIONS

        The 1996 Cable Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The extent to which state and local governments may impose requirements in such situations recently has been, and will continue to be, the subject of litigation. The outcome of that litigation, and its effect on the Partnership, cannot be predicted. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning on February 8, 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Cable Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Certain aspects of the FCC's initial interconnection order were rejected by the Eighth Circuit Court of Appeals on July 18, 1997, on the ground that the states, not the FCC, have statutory authority to set the prices that incumbent local exchange carriers may charge for interconnection. The United States Supreme Court has granted certiorari to hear an appeal of the Eighth Circuit Court of Appeals ruling.

        TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

        The 1996 Cable Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

        Under the 1996 Cable Act, a LEC providing video programming to subscribers generally will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

        Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

        ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

        The 1996 Cable Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Because of their resources, electric utilities could be formidable competitors to traditional cable systems, and a few electric utilities have announced plans to offer video programming. Recent technological advances have increased the likelihood that electric utilities may become competitive with the Partnership.

        ADDITIONAL OWNERSHIP RESTRICTIONS

        The 1996 Cable Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

        Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

        There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

        MUST CARRY/RETRANSMISSION CONSENT

        The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require: (i) that the local cable operator carry its signals ("must carry"); or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although this result may change in the future depending on such factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when such arrangements are renegotiated.

        CHANNEL SET-ASIDES

        LFAs can include franchise provisions, requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC recently modified its leased access rules, making leased access somewhat more favorable to potential users. The changes, however, were not as dramatic as leased access users had hoped, and should not significantly infringe on the Partnership's control over the channel line-up of its various cable television operating systems. The revised maximum rate formula has been challenged by one leased access applicant in an appeal to the D.C. Circuit Court.

        ACCESS TO PROGRAMMING

        To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on dealings between cable operators and cable programmers. The 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

        OTHER FCC REGULATIONS

        In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program non-duplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC recently adopted rules relating to the ownership of cable wiring located inside multiple dwelling unit complexes. The FCC has concluded that such wiring can, in certain cases, be unilaterally acquired by the complex owner, making it easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The FCC recently imposed new Emergency Alert System requirements on cable operators which will be phased in over several years. The FCC recently adopted "closed captioning" rules that the Partnership does not expect to have an adverse effect on its operations. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

        PENDING PROCEEDING

        The FCC has initiated a rulemaking proceeding involving whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

        COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

        STATE AND LOCAL REGULATION

        Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the use of public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

        The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot require the payment of franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming, other than identifying broad categories of programming, that must be carried on the systems.

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. However, there can be no assurance that renewal will be granted or that renewals will be made on similar terms and conditions.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies.

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

        The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no more assurance, however, that the final form of regulation will not have a material adverse impact on partnership operations.

ITEM 2.   PROPERTIES

       The Partnership's cable television systems are located in and around Starkville, Philadelphia, Kosciusko, Carthage, Forest, Raleigh and Sandersville, Mississippi and in Highlands and Sapphire Valley, North Carolina. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and land on which towers and antennas are located. The Partnership's cable plant passed approximately 32,230 homes as of December 31, 1997. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

        On January 2, 1998 the Partnership acquired all operating assets and franchise rights of the cable television systems serving approximately 11,280 basic subscribers, in and around Bennettsville, Barnwell, Bamberg and Allendale, South Carolina. The purchase price was $20,500,000, of which $20,400,055 was paid at the closing date. Under the terms of the asset purchase and sale agreement the remaining balance of $99,945 will be held in escrow for a period of six months to be offset by any remaining post-closing adjustments.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) There is no established public trading market for the Partnership's units of limited partnership interest.

        (b) The approximate number of equity holders as of December 31, 1997, is as follows:

                      Limited Partners:            1,880
                      General Partners:                2

               (c) The Partnership made no cash distributions during 1997 and during 1996 made cash distributions of $74,540 to limited partners and $753 to the Managing General Partner. The limited partners have received in the aggregate in the form of cash distributions $3,817,998 on total initial contributions of $15,000,000 as of December 31, 1997. As of December 31, 1997, the Partnership had repurchased $92,475 of limited partnership units (157 units at $500 per unit and 43 units at $325 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender, but are expected to remain at their current level.

ITEM 6.   SELECTED FINANCIAL DATA

                                                       Years ended December 31,
                           -------------------------------------------------------------------------------
                              1997             1996             1995             1994             1993
                           -----------      -----------      -----------      -----------      -----------
SUMMARY OF OPERATIONS:
Revenue                    $ 9,644,320      $ 9,262,702      $ 8,611,947      $ 7,888,216      $ 7,409,849
Operating income             2,046,339        1,379,166        1,123,277          995,174          918,527
Loss on retirement
  of assets                      7,095         (152,698)               0          (22,067)               0
Net income (loss)            1,215,899          381,451          206,173           (4,367)        (252,338)
Net income (loss)per
  limited partner unit
  (weighted average)                40               13                7                0               (8)
Cumulative tax losses
  per limited partner
  unit                            (342)            (342)            (345)            (355)            (365)

                                                              December 31,
                           ------------------------------------------------------------------------------------
                                1997              1996             1995              1994              1993
                           ------------      ------------      ------------      ------------      ------------
BALANCE SHEET DATA:
Total assets               $ 13,609,386      $ 13,253,610      $ 14,778,671      $ 15,023,419      $ 16,841,618
Notes payable                10,899,421        11,920,821        13,914,689        14,224,201        15,566,824
Total liabilities            12,513,387        13,365,510        15,196,729        15,346,477        16,832,903
General partners'
  deficit                      (116,135)         (128,294)         (131,356)         (130,406)         (127,348)
Limited partners'
  (deficit)capital            1,212,134            16,394          (286,702)         (192,652)          136,063
Distributions per
  limited partner unit                0                 3                10                10                10
Cumulative distribu-
  tions per limited
  partner unit                      128               128               125               115               105

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 AND 1996

        Total revenue reached $9,644,320 for the year ended December 31, 1997, representing an increase of approximately 4% over 1996. This increase is due to rate increases placed into effect in August of 1997. Of the 1997 revenue, $6,907,000 (72%) is derived from subscriptions to basic services, $925,400 (10%) from subscriptions to premium services, $502,585 (5%) from subscriptions to tier services, $441,307 (4%) from advertising, $320,982 (3%) from service maintenance revenue, $243,400 (3%) from installation charges and $303,646 (3%) from other sources.

        The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                             1997         1996         1995         1994         1993
                           --------     --------     --------     --------     --------
Basic Rate                 $  23.00     $  22.24     $  21.53     $  20.67     $  19.45
Tier Rate                      6.90         6.35         5.95         5.60         5.60
HBO Rate                      11.35        11.25        11.10        10.75        10.75
Cinemax Rate                   8.70         8.50         8.25         8.10         8.10
Showtime Rate                  4.50         8.45         8.45         8.45         8.45
Movie Channel Rate               --           --         7.00         7.00         7.00
Disney Rate                    5.10         6.00         6.75         7.40         7.40
Service Contract
  Rate                         2.60         2.65         2.65         2.80         3.00

        Operating expenses totaled $913,361 for the year ended December 31, 1997, representing an increase of approximately 4% as compared to 1996. The increase is primarily attributable to higher salary and benefit costs which are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, Management expects operating expenses to increase in future years.

        General and administrative expenses totaled $2,357,842 for the year ended December 31, 1997, representing an increase of approximately 5% over 1996. This net increase is due to higher revenue based expenses such as franchise fees, copyright fees and management fees as a result of revenue gains discussed above. Significant general and administrative expenses are based on revenues. As the Partnership's revenue increases the trend of increased administrative expenses is expected to continue.

        Programming expenses totaled $2,301,320 for the year ended December 31, 1997 representing an increase of approximately 13% over 1996. This is mainly the result of increased costs charged by various program suppliers and new channel launches, as well as additional salary and benefit costs related to local programming and production support. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Since these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue.

Rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

        Depreciation and amortization expense decreased from 2,712,447 in 1996 to 2,025,458 in 1997 (approximately 25%). This is mainly due to the certain assets becoming fully depreciated during the year.

        Interest expense decreased from $1,010,190 in 1996 to $846,609 in 1997 (approximately 19%). The Partnership's average senior debt balance decreased from approximately $12,985,821 during 1996 to $11,410,121 during 1997. The Partnership's effective interest rate increased to approximately 8.75% in 1997 compared to 7.36% in 1996.

1996 AND 1995

Total revenue reached $9,262,702 for the year ended December 31, 1996, representing an increase of approximately 8% over 1995. This increase is due to rate increases placed into effect during the third quarter of 1996, a significant increase in tier service revenue and a full year of operating the Sapphire Valley System. Of the 1996 revenue, $6,719,482 (73%) is derived from subscriptions to basic services, $893,292 (10%) from subscriptions to premium services, $363,132 (4%) from advertising, $403,929 (4%) from subscriptions to tier services, $323,627 (3%) from service maintenance revenue, $288,606 (3%) from installation charges and $270,634 (3%) from other sources.

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

        Programming expenses totaled $2,041,844 for the year ended December 31, 1996 representing an increase of approximately 7% over 1995. This is mainly the result of increased costs charged by various program suppliers, a full year of programming costs associated with the acquisition of the Sapphire Valley System and new channel launches. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Since these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue. Rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

        Depreciation and amortization expense increased approximately 4% as compared to 1995. This is mainly due to the Sapphire Valley System being acquired at the end of 1995 offset by certain assets becoming fully depreciated.

        Interest expense decreased from $1,027,088 in 1995 to $1,010,190 in 1996 (approximately 2%). The Partnership's average senior debt balance decreased from approximately $14,027,910 during 1995 to $12,895,821 during 1996. The
Partnership's effective interest rate increased to approximately 7.36% in 1996 compared to 7.32% in 1995.

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

        On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act eliminates all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

        During 1997, the Partnership's primary source of liquidity was cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1997, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures(excluding acquisitions) and debt service. Management's estimates for 1998 show that the cash generated from monthly subscriber billings is sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

        On December 31, 1997, the Partnership amended and restated its credit agreement with its current lender to finance the acquisition of the Barnwell, Bamberg, Allendale and Bennettsville, SC systems. The Credit Facility provides for borrowings up to $33,000,000 including a $25,000,000 term loan, and an $8,000,000 revolving credit facility which mature December 31, 2000.

         As of the date of this filing, the Partnership's loan balance was $31,372,848. As of the date of this filing, interest rates on the credit facility were as follows: $23,000,000 fixed at 8.02% under the terms of a self-amortizing interest rate swap agreement with the Partnership's lender expiring December 31, 1999; and $6,200,000 at Libor based rate of 8.00% expiring June 30, 1998; and $2,000,000 at Libor based rate of 7.97% expiring March 31, 1998. The balance of $172,848 bears interest at the prime rate plus 1.00% (currently 9.50%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as overall leverage fluctuates.

        At December 31, 1997, the Partnership was required under the terms of its credit agreement to maintain certain financial ratios including a maximum ratio of Senior Debt to Annualized Operating Cash Flow of 5.50 to 1, and a minimum ratio of Annual Operating Cash Flow to Interest Expense of 2.00 to 1. The Partnership was in compliance with its required covenants at December 31, 1997.

CAPITAL EXPENDITURES

        During 1997, the Partnership incurred approximately $1,700,000 in capital expenditures. These expenditures included the replacement of two vehicles in the Starkville, MS system, the construction of a new office building and the continuation of an upgrade of a portion of the distribution plant to 450 Mhz in the Philadelphia, MS system, purchase of a new office building in the Kosciusko, MS system, purchase of a new vehicle in the Forest, MS system, and the deployment of fiber in the Highlands, NC system and various line extensions in all of the systems.

        Management estimates that the Partnership will spend approximately $2,365,000 on capital expenditures during 1998. These expenditures include the continuation of the fiber network for data transmission and a vehicle replacement in the Starkville, MS system, re-trapping of tier and premium services and a vehicle replacement in the Philadelphia, MS system, continuation of an upgrade of a portion of the distribution plant to 450 MHz in the Kosciusko, MS system, purchase of a vehicle in the Forest, MS system, the second phase deployment of fiber in the Highlands, NC system, a rebuild of the distribution plant to 450 MHz in the Barnwell, SC system and various line extensions and channel additions in all of the systems.

YEAR 2000 ISSUES

        The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Program and Systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. The Managing General Partner has evaluated the Programs and Systems utilized in the conduct of the Partnership's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Partnership to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

        The Programs and Systems utilized in subscriber billing and collections has been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Partnership's various billing sites. The Partnership expects this implementation to be completed by the end of 1998. The Managing General Partner is currently in the process of replacing Programs and Systems related to financial reporting which will resolve year 2000 compliance issues and is expected to be completed by the end of 1998. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statements of the Partnership for the years ended December 31, 1997, 1996 and 1995 are included as a part of this filing (see Item 14(a)(1) below).

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

        JOHN S. WHETZELL (AGE 56). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 23 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        JOHN E. IVERSON (AGE 61). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

        RICHARD I. CLARK (AGE 40). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

        JAMES E. HANLON (AGE 64). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

        JAMES A. PENNEY (AGE 43). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

        GARY S. JONES (AGE 40). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

        RICHARD J. DYSTE (AGE 52). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

        H. LEE JOHNSON (AGE 54). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

               Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

        MILES Z. GORDON (AGE 50). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors.

He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

        JOHN S. SIMMERS (AGE 47). Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

        HARRY M. KITTER (AGE 42). Mr. Kitter is Treasurer of FNE and Controller for FNIC and has held those positions since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11. EXECUTIVE COMPENSATION

        The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1997 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1997 (see Items 13(a) and 14(a)(1)below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1997 is as follows:

                                                       AMOUNT AND NATURE
                            NAME AND ADDRESS             OF BENEFICIAL          PERCENT OF
    TITLE OF CLASS        OF BENEFICIAL OWNER              OWNERSHIP              CLASS
  -----------------     ----------------------------   ------------------       ------------
  General Partner's     Northland Communications          (See Note A)          (See Note A)
      Interest          Corporation
                        1201 Third Avenue
                        Suite 3600
                        Seattle, Washington  98101

  General Partner's     FN Equities Joint Venture         (See Note B)          (See Note B)
      Interest          2780 Skypark Dr.
                        Suite 300
                        Torrance, California  90505

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

        Northland Cable Services Corporation ("NCSC"), an affiliate of Northland, provides software installation and billing services to the Partnership's Systems.

        Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provides programming to the Partnership's systems.

        Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

        See Note 3 of the Notes to Financial Statements--December 31, 1997 for disclosures regarding transactions with the General Partners and affiliates.

        The following schedule summarizes these transactions:


                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              1997          1996          1995
                                            --------      --------      --------
Partnership management fees                 $578,720      $555,762      $516,473
Operating expense reimbursements             497,964       511,719       488,303
Software installation and
  billing service fees to NCSC                68,685        69,750        56,672
Programming fees to NCN                      176,333       165,297       156,653
Reimbursements to CAC for
  services                                    70,777        39,656        41,529
Reimbursements to Premier                    179,807       139,408       119,398
Amounts due to General Partner
  and affiliates at year end                 154,836       212,498       108,344

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

        (c) INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:


                                                                           SEQUENTIALLY
                                                                              NUMBERED
                                                                                PAGE
                                                                           ------------
   (1)    .....................................................FINANCIAL STATEMENTS:

          Report of Independent Public Accountants.........................     ____

          Balance Sheets--December 31, 1997 and 1996.......................     ____

          Statements of Operations for the years
          ended December 31, 1997, 1996 and 1995..........................      ____

          Statements of Changes in Partners' Capital
          (Deficit) for the years ended December 31,
          1997, 1996 and 1995..............................................     ____

          Statements of Cash Flows for the years
          ended December 31, 1997, 1996 and 1995...........................     ____

          Notes to Financial Statements--December 31,
          1997.............................................................     ____

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

          10.36  Fifth Amendment to Credit Agreement dated as of February 15, 1990(6)

          10.37  Leake County Franchise(7)

          10.38  Sixth Amendment to Credit Agreement dated as of May 28, 1992(8)

          10.39 Loan Agreement with First Union Bank of North Carolina dated as of February 16, 1993(8)

          10.40  Asset Purchase Agreement between TCI Cablevision of Georgia,
                 Inc. and Northland Cable Properties Six Limited Partnership, dated July 19, 1996(9)

          10.41  Asset Purchase and Sale Agreement between InterMedia Partners of Carolina, L.P. and Robin Cable Systems, L.P. as Sellers and
                 Northland Cable Television, Inc. as Buyer, dated August 27, 1997(10)

          10.42 Assignment and Assumption of Asset Purchase and Sale Agreement between Northland Cable Television, Inc. and Northland Cable
                 Properties Six Limited Partnership, dated October 27, 1997(10)

          10.43  Amended and Restated Credit Agreement with First Union National
                 Bank, dated December 31, 1997(10)

          10.44 First Amendment to the Asset Purchase and Sale Agreement between Northland Cable Television, Inc. and InterMedia
                 Partners of Carolina, L.P. and Robin Cable Systems, L.P., dated
                 December 31, 1997(10)

----------

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

(10) Incorporated by reference from the partnership's Form 8-K Registration Statement filed January 15, 1998.

        (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed for the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

               By:   NORTHLAND COMMUNICATIONS CORPORATION
                         (Managing General Partner)


               By    /s/ John S. Whetzell                   Date:
                     -------------------------------------       ---------------
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


        SIGNATURES                         CAPACITIES                                 DATE
        ----------                         ----------                                 ----
/s/ John S. Whetzell         Chief executive officer, principal                      _______
-------------------------          financial officer, and principal
John S. Whetzell                   accounting officer of registrant; chief
                                   executive officer, principal financial
                                   officer and chairman of the board of
                                   directors of Northland Communications
                                   Corporation

/s/ Richard I. Clark         Director of Northland Communications                    _______
-------------------------          Corporation
Richard I. Clark

/s/ John E. Iverson          Director of Northland Communications                    _______
-------------------------          Corporation
John E. Iverson

/s/ Gary S. Jones            Vice President and principal accounting                 _______
-------------------------          officer of Northland Communications
Gary S. Jones                      Corporation

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

               By:   NORTHLAND COMMUNICATIONS CORPORATION
                         (Managing General Partner)

               By                                           Date:
                     -------------------------------------       ---------------
                     John S. Whetzell, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURES                         CAPACITIES                                 DATE
        ----------                         ----------                                 ----
                             Chief executive officer, principal                      _______
-------------------------    financial officer, and principal
John S. Whetzell             accounting officer of registrant; chief
                             executive officer, principal financial
                             officer and chairman of the board of
                             directors of Northland Communications
                             Corporation

                             Director of Northland Communications                    _______
-------------------------    Corporation
Richard I. Clark

                             Director of Northland Communications                    _______
-------------------------    Corporation
John E. Iverson

                             Vice President and principal accounting                 _______
-------------------------    officer of Northland Communications
Gary S. Jones                Corporation

                                 EXHIBITS INDEX

                                                                                  Sequentially
Exhibit                                                                             Numbered
Number                              Description                                       Page
--------        -----------------------------------------------------             ------------
27.0            Financial Data Schedule.

                          NORTHLAND CABLE PROPERTIES SIX LIMITED
                          PARTNERSHIP

                          FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1997 AND 1996
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Six Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Six Limited Partnership (a Washington limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Six Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   /s/ Arthur Andersen, LLP
                                   ---------------------------------------------

Seattle Washington,
  February 6, 1998

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                                      1997             1996
                                                  ------------     ------------
                        ASSETS
CASH                                              $    173,034     $    414,975
ACCOUNTS RECEIVABLE                                    400,963          326,275
PREPAID EXPENSES AND OTHER ASSETS                      262,758           80,941
INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost               19,867,258       18,741,912
      Less- Accumulated depreciation               (13,328,036)     (12,797,004)
                                                  ------------     ------------
                                                     6,539,222        5,944,908
      Franchise agreements (net of
         accumulated amortization of
         $10,293,124 in 1997 and $9,373,117
         in 1996)                                    5,442,597        6,362,606
      Organization costs (net of accumulated
         amortization of $1,502,475 in 1997
         and $1,493,990 in 1996)                       208,115           30,335

      Noncompetition agreements and other
         intangibles (net of accumulated
         amortization of $897,084 in 1997 and
         $866,427 in 1996)                             582,697           93,570
                                                  ------------     ------------
            Total investment in cable
               television properties                12,772,631       12,431,419
                                                  ------------     ------------
            Total assets                          $ 13,609,386     $ 13,253,610
                                                  ============     ============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable                               $    198,865     $    274,960
   Other current liabilities                           758,220          427,362
   Due to General Partner and affiliates               154,836          212,498
   Deposits                                             92,093          114,199
   Subscriber prepayments                              409,952          415,670
   Note payable                                     10,899,421       11,920,821
                                                  ------------     ------------
            Total liabilities                       12,513,387       13,365,510
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES
   (Note 7)

PARTNERS' CAPITAL (DEFICIT):
   General partners-
       Contributed capital, net                        (37,565)         (37,565)
       Accumulated deficit                             (78,570)         (90,729)
                                                  ------------     ------------
                                                      (116,135)        (128,294)
                                                  ------------     ------------
   Limited partners-
      Contributed capital, net -
         29,800 units in 1997 and
         29,816 in 1996                              8,990,444        8,998,444
      Accumulated deficit                           (7,778,310)      (8,982,050)
                                                  ------------     ------------
                                                     1,212,134           16,394
                                                  ------------     ------------
            Total liabilities and partners'
               capital (deficit)                  $ 13,609,386     $ 13,253,610
                                                  ============     ============

      The accompanying notes are an integral part of these balance sheets.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997            1996            1995
                                                         -----------     -----------     -----------
REVENUE                                                  $ 9,644,320     $ 9,262,702     $ 8,611,947
                                                         -----------     -----------     -----------
EXPENSES:
   Operating (including $238,691, $159,470 and
      $105,727 paid to affiliates in 1997, 1996 and
      1995, respectively)                                    913,361         879,045         844,840
   General and administrative (including $1,075,881,
      $1,057,206 and $1,003,288 paid to affiliates in
      1997, 1996 and 1995, respectively)                   2,357,842       2,250,200       2,135,917
   Programming (including $258,388, $205,316 and
      $198,182 paid to affiliates in 1997, 1996 and
      1995, respectively)                                  2,301,320       2,041,844       1,909,473
   Depreciation and amortization                           2,025,458       2,712,447       2,598,440
                                                         -----------     -----------     -----------
                                                           7,597,981       7,883,536       7,488,670
                                                         -----------     -----------     -----------
            Operating income                               2,046,339       1,379,166       1,123,277

OTHER INCOME (EXPENSE):
   Interest income                                             9,074          16,855          16,846
   Insurance recovery                                             --         148,318          93,138
   Interest expense                                         (846,609)     (1,010,190)     (1,027,088)
   Gain (loss) on disposal of fixed assets                     7,095        (152,698)             --
                                                         -----------     -----------     -----------
            Net income                                   $ 1,215,899     $   381,451     $   206,173
                                                         ===========     ===========     ===========
ALLOCATION OF NET INCOME:
   General partners                                      $    12,159     $     3,815     $     2,062
                                                         ===========     ===========     ===========
   Limited partners                                      $ 1,203,740     $   377,636     $   204,111
                                                         ===========     ===========     ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT                  $        40     $        13     $         7
                                                         ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                 1997            1996            1995
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  1,215,899    $    381,451    $    206,173
   Adjustments to reconcile net income to net cash
      provided by operating activities-
         Depreciation and amortization expense                  2,025,458       2,712,447       2,598,440
         Insurance recoveries                                          --        (148,318)        (93,138)
         (Gain) loss on disposal of assets                         (7,095)        152,698              --
         (Increase) decrease in operating assets:
           Accounts receivable                                    (74,688)        (38,185)        (67,656)
           Prepaid expenses and other assets                     (181,817)          5,830          17,412
         Increase (decrease) in operating liabilities:
           Accounts payable and other current liabilities         254,763          75,112         144,329
           Due to General Partner and affiliates                  (57,662)         72,654          20,642
           Deposits                                               (22,106)        (17,497)         (7,084)
           Subscriber prepayments                                  (5,718)            880          (6,823)
                                                             ------------    ------------    ------------
            Net cash provided by operating activities           3,147,034       3,197,072       2,812,295
                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                     (1,662,999)     (1,058,030)     (1,084,971)
   Acquisition of cable system                                         --              --      (1,267,300)
   Insurance recoveries                                                --         148,318         126,291
   Proceeds from disposal of assets                                 9,475              --              --
   Hold-back note payable                                              --              --          31,500
   Purchase of other intangibles                                 (210,414)       (183,414)             --
                                                             ------------    ------------    ------------
            Net cash used in investing activities              (1,863,938)     (1,093,126)     (2,194,480)
                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                    760,000              --       1,235,821
   Principal payments on notes payable                         (1,781,400)     (1,962,368)     (1,576,833)
   Distributions to partners                                           --         (75,293)       (301,173)
   Repurchase of limited partnership units                         (8,000)             --              --
   Loan fees and other costs                                     (495,637)             --          (4,015)
                                                             ------------    ------------    ------------
            Net cash used in financing activities              (1,525,037)     (2,037,661)       (646,200)
                                                             ------------    ------------    ------------

(DECREASE) INCREASE IN CASH                                      (241,941)         66,285         (28,385)

CASH, beginning of year                                           414,975         348,690         377,075
                                                             ------------    ------------    ------------
CASH, end of year                                            $    173,034    $    414,975    $    348,690
                                                             ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                    $    847,682    $  1,051,135    $    986,883
                                                             ============    ============    ============

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                    General          Limited
                                                                    Partners         Partners          Total
                                                                  ------------     ------------     ------------
BALANCE, December 31, 1994                                        $   (130,406)    $   (192,652)    $   (323,058)

   Cash distributions ($10 per limited partnership unit)                (3,012)        (298,161)        (301,173)
   Net income                                                            2,062          204,111          206,173
                                                                  ------------     ------------     ------------
BALANCE, December 31, 1995                                            (131,356)        (286,702)        (418,058)

   Cash distributions ($2.50 per limited partnership
      unit)                                                               (753)         (74,540)         (75,293)
   Net income                                                            3,815          377,636          381,451
                                                                  ------------     ------------     ------------
BALANCE, December 31, 1996                                            (128,294)          16,394         (111,900)

   Repurchase of limited partnership units                                  --           (8,000)          (8,000)
   Net income                                                           12,159        1,203,740        1,215,899
                                                                  ------------     ------------     ------------
BALANCE, December 31, 1997                                        $   (116,135)    $  1,212,134     $  1,095,999
                                                                  ============     ============     ============

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Property and Equipment

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

            Buildings                                     20 years
            Distribution plant                            10 years
            Other equipment and leasehold
              improvements                              5-10 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

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

            Franchise agreements                         9-20 years
            Organization costs                              5 years
            Noncompetition agreements and other
              intangibles                                1-10 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $441,308, $363,132 and $382,033 respectively, in 1997, 1996 and 1995.

Derivatives

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Partnership's statements of operations.

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Partnership deals only with highly rated counterparties, and usually only its bank. Notional Amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

Reclassifications

Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

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

3. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $578,720, $555,762 and $516,473 in 1997, 1996 and 1995,
respectively.

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

The limited partners' total initial contributions to capital were $15,000,000 ($500 per partnership unit). As of December 31, 1997, $3,817,997 ($127.50 per partnership unit) has been distributed to the limited partners, and the Partnership has repurchased $92,475 of limited partnership units (157 units at $500 per unit and 43 units at $325 per unit).

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $497,964, $511,719 and $488,303 for 1997, 1996 and 1995, respectively.

In 1997, 1996 and 1995, the Partnership paid a maintenance fee for billing system support provided by an affiliate, amounting to $68,685, $69,750 and $56,672, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $179,807, $139,408 and $119,398, net, under the terms of these agreements during 1997, 1996 and 1995, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees paid to NCN during 1997, 1996 and 1995 were $176,333, $165,297 and $156,653, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $70,777, $39,656 and $41,529 in 1997, 1996 and 1995, respectively, for these services.

Due to General Partner and Affiliates

                                                        December 31,
                                                    --------------------
                                                      1997        1996
                                                    --------    --------
        Management fees                             $ 43,502    $ 91,111
        Reimbursable operating costs and other        64,265      47,127
        Other amounts due to affiliates, net          47,069      74,260
                                                    --------    --------
                                                    $154,836    $212,498
                                                    ========    ========

4.  PROPERTY AND EQUIPMENT:

                                                    December 31,
                                           -----------------------------
                                               1997              1996
                                           -----------       -----------
        Land and buildings                 $   760,090       $   482,230
        Distribution plant                  17,939,452        16,980,774
        Other equipment                      1,125,332           968,861
        Leasehold improvements                  38,945            38,945
        Construction in progress                 3,439           271,102
                                           -----------       -----------
                                           $19,867,258       $18,741,912
                                           ===========       ===========

5.  OTHER CURRENT LIABILITIES:

                                                      December 31,
                                                ------------------------
                                                  1997            1996
                                                --------        --------
        Programmer license fees                 $321,928        $154,132
        Bank overdraft                           200,194              --
        Accrued franchise fees                    99,823         100,713
        Other                                    136,275         172,517
                                                --------        --------
                                                $758,220        $427,362
                                                ========        ========

6.  NOTE PAYABLE:

Note payable consists of the following:

                                                                                              December 31,
                                                                                     ----------------------------
                                                                                        1997             1996
                                                                                     -----------      -----------
Revolving credit and term loan agreement, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.75%. Graduated
   principal payments due quarterly until maturity on December 31, 2000              $10,899,421      $11,920,821
                                                                                     ===========      ===========

On December 31, 1997, the Partnership entered into an amended and restated revolving credit and term loan facility. The credit facility provides for borrowings up to $33,000,000 including a $25,000,000 term loan, and an $8,000,000 revolving credit facility, both of which mature December 31, 2000. The Partnership will use the additional proceeds to finance the acquisition of cable systems located in Bennettsville, Barnwell, Bamberg and Allendale, South Carolina (the "South Carolina Systems") and to provide working capital (See Note
9).

On January 2, 1998, the Partnership purchased all operating assets of the South Carolina Systems increasing its balance outstanding under the credit facility to $31,372,848. Under the terms of the credit agreement, no principal payments are required until March 31, 1999.

Annual maturities of notes payable after December 31, 1997 based on amounts outstanding at December 31, 1997 are as follows:

        1998                                $        --
        1999                                  1,250,000
        2000                                  9,649,421
                                            -----------
                                            $10,899,421
                                            ===========

Under the terms of the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including Annual Operating Cash Flow to Interest Expense Ratio of less than 2.00 to 1, Fixed Charge Ratio of 1.1 to 1, and Senior Debt to Annualized Operating Cash Flow Ratio of 5.5 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement.

On January 8, 1998 the Partnership entered into an interest rate swap agreement, notional amount of $23,000,000, to reduce the impact of changes in interest rates. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.77%, plus an applicable margin based on certain financial covenants (the margin at February 6, 1998, was 2.25%). The maturity date of the swap is December 31, 1999.

7. INCOME TAXES:

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

Taxable income to the limited partners was approximately $0, $74,540 and $298,000 for the three years in the periods ended December 31, 1997 and is different from that reported in the statements of operations principally due to the difference in depreciation expense allowed for tax purposes and the amount recognized under generally accepted accounting principles. There were no other significant differences between taxable income and the net income reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners' Capital Account. Such excess losses are reallocated to the General Partner ("Reallocated Limited Partner Losses"). In general, in subsequent years, 100% of the Partnership's net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $123,776, $132,342 and $122,178 in 1997, 1996 and 1995, respectively. Minimum lease payments through the end of the lease terms are as follows:

              1998                          $ 4,958
              1999                            2,083
              2000                            2,083
              2001                            2,083
              2002                            1,933
              Thereafter                      2,520
                                            -------
                                            $15,660
                                            =======

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. This act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

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

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership's losses exceed the fund's balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The resulting reduction in cash flow caused by interrupted service, together with the capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1997, the Partnership made payments of $14,324 to the fund. As of December 31, 1997, the fund had a balance of $129,700.

9. SUBSEQUENT TRANSACTION:

On August 27, 1997 Northland Cable Television, Inc. (NCTV), an affiliate of the Partnership, entered into an asset purchase and sale agreement with Intermedia partners of Carolina, L.P. and Robin Cable Systems, L.P. (collectively "Sellers") for the purchase of 10 cable systems located in South Carolina. NCTV assigned all of its rights under the asset purchase and sale agreement relating to systems located in Bennettsville, Barnwell, Bamberg and Allendale, South Carolina (the "Systems") to the Partnership. The Systems are operated from four headends and serve an aggregate of approximately 11,000 subscribers. On January 2, 1998, the Partnership purchased all operating assets and franchise rights of the Systems at a purchase price of $20,500,000, adjusted at closing for the proration of certain revenues and expenses. Of the total purchase price, the Sellers received $20,400,055 on January 2, 1998. Included in the $20,400,055 received by the Sellers was a $200,000 earnest money payment made by the Partnership prior to year-end and placed into escrow. The $200,000 escrow payment is classified within prepaid expenses and other assets in the December 31, 1997 balance sheet. Under the terms of the asset purchase and sale agreement the remaining balance of $99,945 will be held in escrow for a period of six months to be offset by any remaining post-closing adjustments.