Form 10-Q
period 1998-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1998-05-11
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the rates period ended MARCH 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____________________to_______________

Commission File Number: 0-16063

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


                               Yes [X]   No [ ]

This filing contains___pages.  Exhibits index appears on page____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      March 31         December 31,
                                                        1998               1997
                                                    ------------       ------------
                                      ASSETS

Cash                                                $  1,046,068       $    173,034
Accounts receivable                                      947,544            400,963
Prepaid expenses                                         128,584            262,758
Property and equipment, net of accumulated
  depreciation of $13,796,374 and $13,328,036,
  respectively                                        13,312,748          6,539,222
Intangible assets, net of accumulated
  amortization of $12,973,579 and $12,692,683,
  respectively                                        19,544,704          6,233,409

                                                    ------------       ------------
Total assets                                        $ 34,979,648       $ 13,609,386
                                                    ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $  1,661,390       $    957,085
Due to managing general partner and affiliates           202,697            154,836
Converter deposits                                       103,169             92,093
Subscriber prepayments                                   463,168            409,952
Notes payable                                         31,355,934         10,899,421

                                                    ------------       ------------
                  Total liabilities                   33,786,358         12,513,387
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                              (37,565)           (37,565)
   Accumulated deficit                                   (77,557)           (78,570)

                                                    ------------       ------------
                                                        (115,122)          (116,135)
                                                    ------------       ------------

 Limited Partners:
   Contributed capital, net                            8,986,444          8,990,444
   Accumulated deficit                                (7,678,032)        (7,778,310)

                                                    ------------       ------------
                                                       1,308,412          1,212,134
                                                    ------------       ------------


                  Total partners' equity               1,193,290          1,095,999
                                                    ------------       ------------


Total liabilities and partners' equity              $ 34,979,648       $ 13,609,386
                                                    ============       ============


            The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                               For the three months ended March 31,
                                               ------------------------------------
                                                   1998                    1997
                                               ----------------       -------------
Service revenues                                $ 3,572,000           $ 2,338,860

Expenses:
  Operating                                         277,584               204,241
  General and administrative (including
     $496,292 and $376,890 to affiliates
     in 1998 and 1997, respectively)                840,108               568,392
Programming                                         984,154               561,806
Depreciation and amortization                       749,232               666,955

                                                -----------           -----------
                                                  2,851,078             2,001,394
                                                -----------           -----------

Income from operations                              720,922               337,466

Other income (expense):
   Interest expense                                (620,964)             (211,974)
   Interest income                                    1,333                 2,217
   Other income                                          --                    --
   Gain/loss on sale of assets                           --                   179
                                                -----------           -----------
                                                   (619,631)             (209,578)
                                                -----------           -----------


Net income                                      $   101,291           $   127,888
                                                ===========           ===========


Allocation of net income

   General Partners                             $     1,013           $     1,279
                                                ===========           ===========


   Limited Partners                             $   100,278           $   126,609
                                                ===========           ===========


Net income per limited partnership unit:
 (29,792 units and 29,816 units, respectively)  $         3           $         4
                                                ===========           ===========


Net income per $1,000 investment                $         6           $         8
                                                ===========           ===========


             The accompanying note to unaudited financial statements
                     is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                        For the three months ended March 31,
                                                        -----------------------------------
                                                             1998               1997
                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $    101,291       $    127,888
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                              749,232            666,955
   (Increase) decrease in operating assets:
     (Gain) Loss on sale of assets                                 --               (179)
     Accounts receivable                                     (546,581)            40,783
     Prepaid expenses                                         134,174             (9,002)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    704,305             15,230
     Due to managing general partner and affiliates            47,861             61,539
     Converter deposits                                        11,077             (4,039)
     Subscriber prepayments                                    53,216           (127,636)

                                                         ------------       ------------
Net cash from operating activities                          1,254,575            771,539
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (308,454)          (181,208)
Acquisition of cable systems                              (20,500,000)                --
Increase in intangibles                                            --             (9,670)

                                                         ------------       ------------
Net cash used in investing activities                     (20,808,454)          (190,878)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                   --           (593,800)
Proceeds from borrowings                                   20,456,513                 --
Loan fees and other costs incurred                            (25,600)                --
Repurchase of limited partner interest                         (4,000)                --

                                                         ------------       ------------
Net cash used in financing activities                      20,426,913           (593,800)
                                                         ------------       ------------

DECREASE IN CASH                                              873,034            (13,139)

CASH, beginning of period                                     173,034            414,975


                                                         ------------       ------------
CASH, end of period                                      $  1,046,068       $    401,836
                                                         ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $    594,367       $    209,227
                                                         ============       ============

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1998 and December 31, 1997, its Statements of Operations for the three months ended March 31, 1998 and 1997, and its Statements of Cash Flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $3,572,000 for the three months ended March 31, 1998, representing an increase of approximately 53% over the same period in 1997. Of these revenues, $2,611,942 (73%) was derived from basic service charges, $402,280 (11%) from premium services, $150,235 (4%) from tier services, $77,145 (2%) from installation charges, $98,109 (3%) from service maintenance contracts, $100,652 (3%) from advertising, and $131,637 (4%) from other sources. The January 1998 addition of approximately 11,300 subscribers acquired in the purchase of cable systems serving the communities of Bennettsville, Barnwell, Bamberg and Allendale, South Carolina increased revenues 49%. The remaining 4% of the revenue growth is attributable to rate increases placed into effect in August of 1997.

As of March 31, 1998, the Partnership's systems served approximately 35,400 basic subscribers, 18,700 premium subscribers and 7,200 tier subscribers.

Operating expenses totaled $277,584 for the three months ended March 31, 1998, representing an increase of approximately 36% over the same period in 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased expenses 42%. The expenses for the other systems decreased by approximately 6% primarily related to a reduction in regional management costs.

General and administrative expenses totaled $840,108 for the three months ended March 31, 1998, representing an increase of approximately 48% over the same period in 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased expenses 56%. The expenses for the remaining systems decreased approximately 8% due to a one time correction to copyright fees, improved bad debt collections and reduced legal fees.

Programming expenses totaled $984,154 for the three months ended March 31, 1998, representing an increase of approximately 75% over the same period in 1997. Approximately 11% of the increase is due to increased costs charged by various program suppliers, with the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems resulting in the remaining 64% increase.

Depreciation and amortization expenses totaled $749,232 for the three months ended March 31, 1998, representing an increase of approximately 12% over the same period in 1997. Excluding the effects of the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems, depreciation and amortization decreased by 20% as a result of assets becoming fully depreciated and amortized in 1997, offset by depreciation and amortization on current year purchases of plant and equipment. The addition of assets acquired in the purchase of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased depreciation and amortization expense 32%.

Interest expense for the three months ended March 31, 1998 increased 193% from the same period in 1997. The average bank debt increased from $11,920,821 during the first quarter of 1997 to $31,372,848 during the first quarter of 1998, and the Partnership's effective interest rate increased from 7.11% in 1997 to 7.92% in 1998.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of March 31, 1998. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including senior debt to annualized operating cash flow ratio of 5.5 to 1, a fixed charge ratio of 1.1 to 1, and an annual operating cash flow to interest expense ratio of less than 2.0 to 1. As of March 31, 1998, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $31,372,848. Certain fixed rate agreements expired during the first quarter of 1998. As of the date of this filing, interest rates on the credit facility were as follows: $23,000,000 fixed at 8.02% under the terms of an interest rate swap agreement with the Partnership's lender expiring December 31, 1999; $6,200,000 fixed at 8.00%, expiring June 30, 1998; $2,000,000 fixed at 7.94%, expiring June 30, 1998. The balance of $172,848 bears interest at prime plus 1.00% (currently 9.50%). The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1998, the Partnership incurred approximately $310,000 in capital expenditures. These expenditures included a tap audit in the Starkville, MS system, the continuation of a system upgrade to 450 MHz in the Kosciusko, MS system, the purchase of a trencher and production van in the Forest, MS system, drop replacements in the Philadelphia, MS system, and the initial phase of a 450 MHz upgrade in the Barnwell, SC system.

Planned expenditures for the balance of 1998 include line extensions in various systems, the continuation of system upgrades to 450 MHz in the Kosciusko, MS and Barnwell, SC systems, deployment of additional fiber in the Highlands, NC system, and the installation of a fiber optic backbone in the Starkville, MS system.

Acquisition

On January 2, 1998, the Partnership purchased cable television systems serving approximately 11,400 subscribers in and around the communities of Allendale, Bamberg, Barnwell and Bennettsville, all in the state of South Carolina. The purchase price of these systems was $20,500,000.

The Partnership borrowed $31,372,848 under an amended and restated revolving credit and term loan agreement with its lender. The Partnership used the proceeds to refinance existing bank debt and finance the acquisition of the South Carolina cable systems.

Pro forma operating results of the Partnership for the quarter ending March 31, 1997, assuming the acquisition of the Allendale, Bamberg, Barnwell and Bennettsville, South Carolina systems had been completed as of the beginning of the period, are as follows:

                                      1997
                                   ----------
Revenue                            $3,486,000
                                   ==========
Net income                         $ (222,000)
                                   ==========
Net income per limited
   partnership unit                $       (7)
                                   ==========

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b)
    REPORTS ON FORM 8-K.

        (i) Form 8-K dated January 2, 1998, was filed January 15, 1998 reporting the acquisition of the Allendale, Bamberg, Barnwell and Bennettsville, SC systems.

        (ii) Form 8-K/A dated January 2, 1998, was filed March 13, 1998 reporting the acquisition of the Allendale, Bamberg, Barnwell and Bennettsville, SC systems.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated: May 11, 1998    BY:  /s/ RICHARD I. CLARK
       ------------         --------------------------------------------
                            Richard I. Clark
                            (Vice President/Treasurer)



Dated: May 11, 1998    BY:  /s/ GARY S. JONES
       ------------         --------------------------------------------
                            Gary S. Jones
                            (Vice President)