Form 10-Q
period 1998-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1998-08-13
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________ to __________________

      Commission File Number:     0-16063
                              ---------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)

        Washington                                          91-1318471
(State of Organization)                        (IRS Employer Identification No.)

 1201 Third Avenue, Suite 3600, Seattle, Washington      98101
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


                            Yes [X]       No [ ]

This filing contains  _____ pages.  Exhibits index appears on page _____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      June 30,         December 31,
                                                        1998              1997
                                                    ------------       ------------
                                     ASSETS

Cash                                                $    874,174       $    173,034
Accounts receivable                                      988,855            400,963
Prepaid expenses                                         150,598            262,758
Property and equipment, net of accumulated
  depreciation of $14,252,603 and $13,328,036,
  respectively                                        13,776,136          6,539,222
Intangible assets, net of accumulated
  amortization of $10,249,849 and $12,692,683,
  respectively                                        18,908,608          6,233,409
                                                    ------------       ------------
Total assets                                        $ 34,698,371       $ 13,609,386
                                                    ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $  1,781,677       $    957,085
Due to managing general partner and affiliates           208,271            154,836
Converter deposits                                        94,724             92,093
Subscriber prepayments                                   462,649            409,952
Notes payable                                         31,372,848         10,899,421
                                                    ------------       ------------
                  Total liabilities                   33,920,169         12,513,387
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                              (37,565)           (37,565)
   Accumulated deficit                                   (81,708)           (78,570)
                                                    ------------       ------------
                                                        (119,273)          (116,135)
                                                    ------------       ------------

 Limited Partners:
   Contributed capital, net                            8,986,444          8,990,444
   Accumulated deficit                                (8,088,969)        (7,778,310)
                                                    ------------       ------------
                                                         897,475          1,212,134
                                                    ------------       ------------


                  Total partners' equity                 778,202          1,095,999
                                                    ------------       ------------

Total liabilities and partners' equity              $ 34,698,371       $ 13,609,386
                                                    ============       ============


             The accompanying notes to unaudited financial statements
                     are an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      For the six months ended
                                                               June 30,
                                                    -----------------------------
                                                        1998             1997
                                                    -----------       -----------
Service revenues                                    $ 7,287,515       $ 4,739,021

Expenses:
  Operating                                             609,386           437,915
  General and administrative (including
     $973,617 and $721,796 to affiliates
     in 1997 and 1996, respectively)                  1,787,400         1,173,562
Programming                                           1,938,934         1,128,542
Depreciation and amortization                         1,884,687         1,032,507
                                                    -----------       -----------
                                                      6,220,407         3,772,526
                                                    -----------       -----------

Income from operations                                1,067,108           966,495

Other income (expense):
   Interest expense                                  (1,295,584)         (424,039)
   Interest income                                        7,009             5,241
   Other income                                         (92,330)              180
                                                    -----------       -----------
                                                     (1,380,905)         (418,618)
                                                    -----------       -----------


Net income (loss)                                   $  (313,797)          547,877
                                                    ===========       ===========


Allocation of net income (loss):

   General Partners                                 $    (3,138)      $     5,479
                                                    ===========       ===========

   Limited Partners                                 $  (310,659)      $   542,398
                                                    ===========       ===========

Net income (loss) per limited partnership unit:
 (29,792 units and 29,812 units, respectively)      $       (10)      $        18
                                                    ===========       ===========

Net income (loss) per $1,000 investment             $       (20)      $        36
                                                    ===========       ===========


             The accompanying notes to unaudited financial statements
                     are an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the three months ended
                                                               June 30,
                                                    -----------------------------
                                                        1998             1997
                                                    -----------       -----------
Service revenues                                    $ 3,715,515       $ 2,400,161

Expenses:
  Operating                                             331,801           233,673
  General and administrative (including
     $477,325 and $344,907 to affiliates
     in 1998 and 1997, respectively)                    947,291           605,170
Programming                                             954,781           566,735
Depreciation and amortization                         1,135,454           365,552
                                                    -----------       -----------
                                                      3,369,327         1,771,130
                                                    -----------       -----------

Income from operations                                  346,188           629,031

Other income (expense):
   Interest expense                                    (674,620)         (212,065)
   Interest income                                        5,675             3,023
   Other income                                              --                --
   Gain/loss on sale of assets                          (92,330)               --
                                                    -----------       -----------
                                                       (761,275)         (209,042)
                                                    -----------       -----------
Net income (loss)                                   $  (415,087)      $   419,989
                                                    ===========       ===========


Allocation of net income (loss)

   General Partners                                 $    (4,151)      $     4,200
                                                    ===========       ===========

   Limited Partners                                 $  (410,936)      $   415,789
                                                    ===========       ===========

Net income (loss) per limited partnership unit:
 (29,792 units and 29,812 units, respectively)      $       (14)      $        14
                                                    ===========       ===========

Net income (loss) per $1,000 investment             $       (28)      $        28
                                                    ===========       ===========


             The accompanying notes to unaudited financial statements
                     are an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             For the six months ended
                                                                    June 30,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   (313,797)      $    547,877
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                            1,884,687          1,032,507
   (Increase) decrease in operating assets:
     Loss on sale of assets                                    92,330                 --
     Accounts receivable                                     (587,892)            24,853
     Insurance receivable                                          --                 --
     Prepaid expenses                                         112,160             15,035
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    824,592            239,686
     Due to managing general partner and affiliates            53,435            (58,645)
     Converter deposits                                         2,631             (8,631)
     Subscriber prepayments                                    52,697           (156,823)
                                                         ------------       ------------
Net cash from operating activities                          2,120,843          1,635,859
                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                    (1,338,001)          (532,082)
Acquisition of cable systems                              (20,500,000)                --
Increase in intangibles                                       (25,529)
                                                         ------------       ------------
Net cash used in investing activities                     (21,863,530)          (532,082)
                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                   --         (1,219,100)
Proceeds from borrowings                                   20,473,427                 --
Loan fees and other costs incurred                            (25,600)           (11,172)
Repurchase of limited partner interest                         (4,000)            (2,000)
                                                         ------------       ------------
Net cash used in financing activities                      20,443,827         (1,232,272)
                                                         ------------       ------------

INCREASE (DECREASE) IN CASH                                   701,140           (128,495)

CASH, beginning of period                                     173,034            414,975
                                                         ------------       ------------
CASH, end of period                                      $    874,174       $    286,480
                                                         ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $    596,002       $    222,094
                                                         ============       ============


             The accompanying notes to unaudited financial statements
                     are an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1998 and December 31, 1997, its Statements of Operations for the six and three months ended June 30, 1998 and 1997, and its Statements of Cash Flows for the six months ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Partnership has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $3,715,515 for the three months ended June 30, 1998, representing an increase of approximately 55% over the same period in 1997. Of these revenues, $2,693,770 (72%) was derived from basic service charges, $404,401 (11%) from premium services, $158,938 (4%) from tier services, $98,433 (3%) from installation charges, $101,192 (3%) from service maintenance contracts, $120,402 (3%) from advertising, and $138,379 (4%) from other sources. The January 1998 addition of approximately 11,300 subscribers acquired in the purchase of cable systems serving the communities of Bennettsville, Barnwell, Bamberg and Allendale, South Carolina increased revenues 50%. The remaining 5% of the revenue growth is attributable to an increase in the number of basic and tier subscribers of .5% and 29%, respectively, as well as rate increases placed into effect in August of 1997.

As of June 30, 1998, the Partnership's systems served approximately 34,800 basic subscribers, 17,900 premium subscribers and 7,400 tier subscribers.

Operating expenses totaled $331,801 for the three months ended June 30, 1998, representing an increase of approximately 42% over the same period in 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased expenses 52%. The expenses for the other systems decreased by approximately 10% primarily related to a reduction in regional management costs.

General and administrative expenses totaled $947,291 for the three months ended June 30, 1998, representing an increase of approximately 57% over the same period in 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased expenses 59%. The expenses for the remaining systems decreased approximately 2% due to a one time correction to copyright fees and reduced legal fees.

Programming expenses totaled $954,781 for the three months ended June 30, 1998, representing an increase of approximately 68% over the same period in 1997. Approximately 11% of the increase is due to increased costs charged by various program suppliers, with the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems resulting in the remaining 57% increase.

Depreciation and amortization expenses totaled $1,135,454 for the three months ended June 30, 1998, representing an increase of approximately 211% over the same period in 1997. Excluding the effects of the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems, depreciation and amortization increased by 66%. Such increase is due to depreciation and amortization on current year purchases of plant and equipment, and a one time adjustment which reduced depreciation expense in 1997. The addition of assets acquired in the purchase of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased depreciation and amortization expense 145%.

Interest expense for the three months ended June 30, 1998 increased 218% from the same period in 1997. The average bank debt increased from $11,327,021 during the second quarter of 1997 to $31,372,848 during the second quarter of 1998, and the Partnership's effective interest rate increased from 7.49% in 1997 to 8.60% in 1998.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of June 30, 1998. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.5 to 1, a fixed charge ratio of 1.1 to 1, and an annual operating cash flow to interest expense ratio of less than 2.0 to 1. As of June 30, 1998, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $31,372,848. Certain fixed rate agreements expired during the first quarter of 1998. As of the date of this filing, interest rates on the credit facility were as follows: $23,000,000 fixed at 8.02% under the terms of an interest rate swap agreement with the Partnership's lender expiring December 31, 1999; $6,200,000 fixed at 7.94%, expiring September 30, 1998; $2,000,000 fixed at 7.94%, expiring September 30, 1998. The balance of $172,848 bears interest at prime plus 1.00% (currently 9.50%). The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1998, the Partnership incurred approximately $1,049,000 in capital expenditures. These expenditures included the installation of a fiber optic backbone in the Starkville, MS system, the continuation of a system upgrade to 450 MHz and a tap audit in the Kosciusko, MS system, the purchase of a bucket truck in the Forest, MS system, drop replacements in the Philadelphia, MS system, the purchase of a new office building and the initial phase of a 450 MHz upgrade in the Barnwell, SC system.

Planned expenditures for the balance of 1998 include line extensions in various systems, the continuation of system upgrades to 450 MHz in the Kosciusko, MS and Barnwell, SC systems, and the deployment of additional fiber in the Highlands, NC and Philadelphia, MS systems.

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

Pro forma operating results of the Partnership for the six and three months ending June 30, 1997, assuming the acquisition of the Allendale, Bamberg, Barnwell and Bennettsville, South Carolina systems had been completed as of the beginning of the period, are as follows:

                                         Six months ending      Three months ending
                                           June 30, 1997           June 30, 1997
                                         -----------------      -------------------
Revenue                                      $ 3,598,174            $ 7,087,612
                                             ===========            ===========
Net income                                   $  (857,974)           $(1,204,419)
                                             ===========            ===========
Net loss per limited
   partnership unit                          $       (29)           $       (34)
                                             ===========            ===========

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended
    June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                              BY:  Northland Communications Corporation,
                                   Managing General Partner



Dated: August 13, 1998        BY:  /s/ RICHARD I. CLARK
       ------------------         -----------------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)



Dated: August 13, 1998        BY:  /s/ GARY S. JONES
       ------------------         -----------------------------------
                                   Gary S. Jones
                                   (Vice President)