Form 10-Q
period 1998-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1998-11-10
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 1998

                                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____________________ to ______________________

Commission File Number: 0-16063

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


                         Yes  [X]       No  [ ]

This filing contains ____ pages.  Exhibits index appears on page ____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                    September 30,             December 31,
                                                                        1998                     1997
                                                                    -------------            -------------

                                     ASSETS

Cash                                                                $     772,666            $     173,034
Accounts receivable                                                       918,667                  400,963
Prepaid expenses                                                          136,990                  262,758
Property and equipment, net of accumulated
  depreciation of $14,723,686 and $13,328,036,
  respectively                                                         14,032,564                6,539,222
Intangible assets, net of accumulated
  amortization of $11,051,489 and $12,692,683,
  respectively                                                         18,124,101                6,233,409

                                                                    -------------            -------------
Total assets                                                        $  33,984,988            $  13,609,386
                                                                    =============            =============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                               $   1,683,055            $     957,085
Due to managing general partner and affiliates                            203,205                  154,836
Converter deposits                                                         69,685                   92,093
Subscriber prepayments                                                    281,212                  409,952
Notes payable                                                          31,372,848               10,899,421

                                                                    -------------            -------------
                  Total liabilities                                    33,610,005               12,513,387
                                                                    -------------            -------------

Partners' equity:
 General Partners:
   Contributed capital, net                                               (37,565)                 (37,565)
   Accumulated deficit                                                    (85,740)                 (78,570)

                                                                    -------------            -------------
                                                                         (123,305)                (116,135)
                                                                    -------------            -------------

 Limited Partners:
   Contributed capital, net                                             8,986,444                8,990,444
   Accumulated deficit                                                 (8,488,156)              (7,778,310)

                                                                    -------------            -------------
                                                                          498,288                1,212,134
                                                                    -------------            -------------


                  Total partners' equity                                  374,983                1,095,999
                                                                    -------------            -------------


Total liabilities and partners' equity                              $  33,984,988            $  13,609,386
                                                                    =============            =============


The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                          For the nine months ended September 30,
                                                          --------------------------------------
                                                              1998                     1997
                                                          -------------            -------------

Service revenues                                          $  11,030,316            $   7,205,089

Expenses:
  Operating                                                     937,838                  665,074
  General and administrative (including
     $1,491,188 and $1,134,187 to affiliates,
     respectively)                                            2,727,639                1,764,033
Programming                                                   2,906,921                1,708,907
Depreciation and amortization                                 3,157,410                1,548,761

                                                          -------------            -------------
                                                              9,729,808                5,686,775
                                                          -------------            -------------

Income from operations                                        1,300,508                1,518,314

Other income (expense):
   Interest expense                                          (1,937,455)                (631,582)
   Interest income                                               12,260                    8,184
   Other income                                                      --                       --
   Gain (loss) on sale of assets                                (92,330)                     180
                                                          -------------            -------------
                                                             (2,017,525)                (623,218)
                                                          -------------            -------------


Net income                                                $    (717,017)                 895,096
                                                          =============            =============


Allocation of net income:

   General Partners                                       $      (7,170)           $       8,951
                                                          =============            =============


   Limited Partners                                       $    (709,847)           $     886,145
                                                          =============            =============


Net income per limited partnership unit:
 (29,792 units and 29,812 units, respectively)            $         (24)           $          30
                                                          =============            =============


Net income per $1,000 investment                          $         (48)           $          59
                                                          =============            =============


The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                          For the three months ended September 30,
                                                          -----------------------------------------
                                                               1998                       1997
                                                          --------------             --------------
Service revenues                                          $    3,742,801             $    2,466,068

Expenses:
  Operating                                                      328,452                    227,159
  General and administrative (including
     $517,571 and $412,391 to affiliates,
     respectively)                                               940,239                    590,471
Programming                                                      967,987                    580,365
Depreciation and amortization                                  1,272,723                    516,254

                                                          --------------             --------------
                                                               3,509,401                  1,914,249
                                                          --------------             --------------

Income from operations                                           233,400                    551,819

Other income (expense):
   Interest expense                                             (641,871)                  (207,543)
   Interest income                                                 5,250                      2,943
   Other income                                                       --                         --
   Gain/loss on sale of assets                                        --                         --
                                                          --------------             --------------
                                                                (636,621)                  (204,600)
                                                          --------------             --------------
Net income                                                $     (403,221)            $      347,219
                                                          ==============             ==============


Allocation of net income

   General Partners                                       $       (4,032)            $        3,472
                                                          ==============             ==============

   Limited Partners                                       $     (399,189)            $      343,747
                                                          ==============             ==============


Net income per limited partnership unit:
 (29,792 units and 29,812 units, respectively)            $          (13)            $           12
                                                          ==============             ==============


Net income per $1,000 investment                          $          (26)            $           24
                                                          ==============             ==============


The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                For the nine months ended September 30,
                                                               -----------------------------------------
                                                                      1998                     1997
                                                               ----------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       (717,017)        $        895,096
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                      3,157,410                1,548,761
   (Gain) loss on sale of assets                                         92,330                     (180)
   (Increase) decrease in operating assets:
     Accounts receivable                                               (517,704)                 134,268
     Prepaid expenses                                                   125,768                   10,396
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                              725,970                   57,756
     Due to managing general partner and affiliates                      48,369                  (46,201)
     Converter deposits                                                 (22,408)                 (16,310)
     Subscriber prepayments                                            (128,740)                (132,417)

                                                               ----------------         ----------------
Net cash from operating activities                                    2,763,978                2,451,169
                                                               ----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                              (2,065,511)                (910,108)
Acquisition of cable systems                                        (20,500,000)                      --
Increase in intangibles                                                 (42,662)                      --

                                                               ----------------         ----------------
Net cash used in investing activities                               (22,608,173)                (910,108)
                                                               ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                     20,473,427               (1,812,900)
Loan fees and other costs incurred                                      (25,600)                 (11,172)
Repurchase of limited partner interest                                   (4,000)                  (2,000)

                                                               ----------------         ----------------
Net cash from (used in) financing activities                         20,443,827               (1,826,072)
                                                               ----------------         ----------------

INCREASE (DECREASE) IN CASH                                             599,632                 (285,011)

CASH, beginning of period                                               173,034                  414,975


                                                               ----------------         ----------------
CASH, end of period                                            $        772,666         $        129,964
                                                               ================         ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                    $      1,272,756         $        641,386
                                                               ================         ================


The accompanying notes to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1998 and December 31, 1997, its Statements of Operations for the nine and three months ended September 30, 1998 and 1997, and its Statements of Cash Flows for the nine months ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $3,742,801 for the three months ended September 30, 1998, representing an increase of approximately 52% over the same period in 1997. Of these revenues, $2,736,310 (73%) was derived from basic service charges, $390,871 (10%) from premium services, $178,882 (5%) from tier services, $109,234 (3%) from installation charges, $99,110 (3%) from service maintenance contracts, $104,177 (3%) from advertising, and $124,217 (3%) from other sources. The January 1998 purchase of the cable systems serving the communities of Bennettsville, Barnwell, Bamberg and Allendale, South Carolina increased revenues approximately 48%. The remaining 4% increase in revenue is attributable primarily to rate increases placed into effect in August of 1998.

As of September 30, 1998, the Partnership's systems served approximately 34,900 basic subscribers, 16,700 premium subscribers and 7,900 tier subscribers.

Operating expenses totaled $328,452 for the three months ended September 30, 1998, representing an increase of approximately 45% over the same period in 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased expenses 45%. The expenses for the other systems remained relatively unchanged.

General and administrative expenses totaled $940,239 for the three months ended September 30, 1998, representing an increase of approximately 59% over the same period in 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased expenses 57%. The expenses for the remaining systems increased approximately 2% primarily due to higher revenue based expenses such as management fees.

Programming expenses totaled $967,987 for the three months ended September 30, 1998, representing an increase of approximately 67% over the same period in 1997. Approximately 12% of the increase is due to increased costs charged by various program suppliers, with the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems resulting in the remaining 55% increase.

Depreciation and amortization expenses totaled $1,272,723 for the three months ended September 30, 1998, representing an increase of approximately 147% over the same period in 1997. Excluding the effects of the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems, depreciation and amortization increased by 11%. Such increase is due to depreciation and amortization on current year purchases of plant and equipment offset by assets becoming fully depreciated during the year. The addition of assets acquired in the purchase of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased depreciation and amortization expense 136%.

Interest expense for the three months ended September 30, 1998 increased 209% from the same period in 1997. The average bank debt increased from $10,733,221 during the third quarter of 1997 to $31,372,848 during the third quarter of 1998, and the Partnership's effective interest rate increased from 7.73% in 1997 to 8.18% in 1998. The increase in average bank debt is reflective of borrowings associated with the purchase of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of September 30, 1998. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1, a fixed charge ratio of 1.1 to 1, and an annual operating cash flow to interest expense ratio of less than 2.0 to 1. As of September 30, 1998, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $31,372,848. Certain fixed rate agreements expired during the second quarter of 1998. As of the date of this filing, interest rates on the credit facility were as follows: $23,000,000 fixed at 8.02% under the terms of an interest rate swap agreement with the Partnership's lender expiring December 31, 1999; $6,200,000 fixed at 7.56%, expiring December 31, 1998; $2,000,000 fixed at 7.56%, expiring December 31, 1998. The balance of $172,848 bears interest at prime plus 1.00% (currently 9.00%). The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1998, the Partnership incurred approximately $728,000 in capital expenditures. These expenditures included the continued installation of a fiber optic backbone in the Starkville, MS system, the ongoing system upgrade to 450 MHz and channel additions in the Kosciusko, MS system, the purchase of a bucket truck in the Forest, MS system, installation of a fiber optic backbone in the Philadelphia, MS system, the purchase of a new office building and the initial phase of a 450 MHz upgrade in the Barnwell, SC system and a billing system conversion in the Bennettsville, SC system.

Planned expenditures for the balance of 1998 include line extensions in various systems, the continuation of system upgrades to 450 MHz in the Kosciusko, MS and Barnwell, SC systems, and the deployment of additional fiber in Philadelphia, MS system.

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

Pro forma operating results of the Partnership for the nine and three months ending September 30, 1997, assuming the acquisition of the Allendale, Bamberg, Barnwell and Bennettsville, South Carolina systems had been completed as of the beginning of the period, are as follows:

                           Three months ending    Nine months ending
                           September 30, 1997     September 30, 1997
                           ------------------     ------------------

Revenue                       $3,648,354             $10,735,965
                              ==========             ===========
Net income                    $ (810,805)            $(2,142,450)
                              ==========             ===========
Net loss per limited
   partnership unit           $      (27)            $       (72)
                              ==========             ===========

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated:                  BY:  /s/ RICHARD I. CLARK
      --------------         ----------------------------------
                             Richard I. Clark
                             (Vice President/Treasurer)



Dated:                  BY:  /s/ GARY S. JONES
      --------------         ----------------------------------
                             Gary S. Jones
                             (Vice President)