Form 10-Q
period 1999-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1999-05-12
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended MARCH 31, 1999
                                   --------------

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _______________ to ______________

Commission File Number:            0-16063
                              -----------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)

        Washington                                         91-1318471
 (State of Organization)                      (IRS Employer Identification No.)

   1201 Third Avenue, Suite 3600, Seattle, Washington              98101
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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                     March 31,           December 31,
                                                                       1999                   1998
                                                                  ------------           ------------

                                     ASSETS

Cash                                                              $    776,206           $    706,907
Accounts receivable                                                    269,909                722,919
Prepaid expenses                                                       127,161                109,387
Property and equipment, net of accumulated
  depreciation of $15,316,956 and $14,744,674,
  respectively                                                      13,873,736             14,090,676
Intangible assets, net of accumulated
  amortization of $12,482,000 and $11,849,919,
  respectively                                                      16,710,000             17,342,080

                                                                  ------------           ------------
Total assets                                                      $ 31,757,012           $ 32,971,969
                                                                  ============           ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                             $    771,064           $  1,181,743
Due to managing general partner and affiliates                         169,042                142,746
Converter deposits                                                      49,989                 57,057
Subscriber prepayments                                                 299,330                495,177
Notes payable                                                       31,060,348             31,372,848

                                                                  ------------           ------------
                  Total liabilities                                 32,349,773             33,249,571
                                                                  ------------           ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                            (37,565)               (37,565)
   Accumulated deficit                                                 (95,378)               (92,266)

                                                                  ------------           ------------
                                                                      (132,943)              (129,831)
                                                                  ------------           ------------

 Limited Partners:
   Contributed capital, net                                          8,982,444              8,986,444
   Accumulated deficit                                              (9,442,262)            (9,134,215)

                                                                  ------------           ------------
                                                                      (459,818)              (147,771)
                                                                  ------------           ------------


                  Total partners' equity                              (592,761)              (277,602)
                                                                  ------------           ------------


Total liabilities and partners' equity                            $ 31,757,012           $ 32,971,969
                                                                  ============           ============


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                         For the three months ended March 31,
                                                         ------------------------------------
                                                            1999                     1998
                                                         -----------              -----------
Service revenues                                         $ 3,732,791              $ 3,572,000

Expenses:
  Operating                                                  339,387                  277,584
  General and administrative (including
     $537,774 and $496,292 to affiliates
     in 1999 and 1998, respectively)                         904,103                  840,108
Programming                                                  982,635                  984,155
Depreciation and amortization                              1,204,362                  749,232

                                                         -----------              -----------
                                                           3,430,487                2,851,079
                                                         -----------              -----------

Income from operations                                       302,304                  720,921

Other income (expense):
   Interest expense                                         (619,203)                (620,964)
   Interest income                                             5,740                    1,334
   Other income                                                   --                       --
   Gain/loss on sale of assets                                    --                       --
                                                         -----------              -----------
                                                            (613,463)                (619,630)
                                                         -----------              -----------


Net (loss) income                                        $  (311,159)             $   101,291
                                                         ===========              ===========


Allocation of net (loss) income

   General Partners                                      $    (3,112)             $     1,013
                                                         ===========              ===========


   Limited Partners                                      $  (308,047)             $   100,278
                                                         ===========              ===========


Net (loss) income per limited partnership unit:
 (29,784 units and 29,792 units, respectively)           $       (10)             $         3
                                                         ===========              ===========


Net (loss) income per $1,000 investment                  $       (20)             $         6
                                                         ===========              ===========


 The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             For the three months ended March 31,
                                                             -----------------------------------
                                                                 1999                   1998
                                                             ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                            $   (311,159)          $    101,291
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                1,204,362                749,232
   (Increase) decrease in operating assets:
     (Gain)Loss on sale of assets                                      --                     --
     Accounts receivable                                          453,010               (546,581)
     Prepaid expenses                                             (17,774)               134,174
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                       (410,679)               704,305
     Due to managing general partner and affiliates                26,296                 47,861
     Converter deposits                                            (7,069)                11,077
     Subscriber prepayments                                      (195,847)                53,216

                                                             ------------           ------------
Net cash from operating activities                                741,140              1,254,575
                                                             ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                          (355,341)              (308,454)
Acquisition of cable systems                                           --            (20,500,000)
Increase in intangibles                                                --                     --

                                                             ------------           ------------
Net cash used in investing activities                            (355,341)           (20,808,454)
                                                             ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                 (312,500)                    --
Proceeds from borrowings                                               --             20,456,513
Loan fees and other costs incurred                                     --                (25,600)
Repurchase of limited partner interest                             (4,000)                (4,000)

                                                             ------------           ------------
Net cash used in financing activities                            (316,500)            20,426,913
                                                             ------------           ------------

INCREASE IN CASH                                                   69,299                873,034

CASH, beginning of period                                         706,907                173,034


                                                             ------------           ------------
CASH, end of period                                          $    776,206           $  1,046,068
                                                             ============           ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $    608,579           $    594,367
                                                             ============           ============

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1999 and December 31, 1998, its Statements of Operations for the three months ended March 31, 1999 and 1998, and its Statements of Cash Flows for the three months ended March 31, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $3,732,791 for the three months ended March 31, 1999, representing an increase of approximately 5% over the same period in 1998. Of these revenues, $2,715,098 (73%) was derived from basic service charges, $382,584 (10%) from premium services, $203,538 (5%) from tier services, $96,406 (3%) from installation charges, $97,206 (3%) from service maintenance contracts, $96,018 (2%) from advertising, and $141,941 (4%) from other sources. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1998.

As of March 31, 1999, the Partnership's systems served approximately 34,400 basic subscribers, 16,700 premium subscribers and 8,500 tier subscribers.

Operating expenses totaled $339,387 for the three months ended March 31, 1999, representing an increase of approximately 22% over the same period in 1998. This is primarily due to the addition of technical and regional personnel, a one time adjustment to pole rental costs as well as increased system maintenance.

General and administrative expenses totaled $904,103 for the three months ended March 31, 1999, representing an increase of approximately 8% over the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as higher bad debt expense.

Programming expenses totaled $982,635 for the three months ended March 31, 1999, remaining relatively unchanged from the same period in 1998.

Depreciation and amortization expenses totaled $1,204,362 for the three months ended March 31, 1999, representing an increase of approximately 61% over the same period in 1998. Excluding the effects of the January 2, 1998 acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems, depreciation and amortization increased by 31%. Such increase is due to depreciation and amortization on recent purchases of plant and equipment offset by assets becoming fully depreciated.

Interest expense for the three months ended March 31, 1999 remained relatively unchanged from the same period in 1998. The average bank debt of $31,372,848 remained the same from the first quarter of 1998 to the first quarter of 1999, and the Partnership's effective interest rate decreased from 7.92% in 1998 to 7.89% in 1999.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and an $8,000,000 revolving credit line, of which approximately $6,372,848 was outstanding as of March 31, 1999. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1, a fixed charge ratio of 1.1 to 1, and an annual operating cash flow to interest expense ratio of less than 2.0 to 1. As of March 31, 1999, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $29,277,781. Certain fixed rate agreements expired during the first quarter of 1999. As of the date of this filing, interest rates on the credit facility were as follows: $22,687,500 fixed at 8.02% under the terms of an interest rate swap agreement with the Partnership's lender expiring December 31, 1999; $6,200,000 fixed at 7.40813%, expiring June 30, 1999; and $390,281 fixed at 7.2%, expiring June 30, 1999. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1999, the Partnership incurred approximately $355,000 in capital expenditures. These expenditures included a vehicle replacement in the Starkville, MS system, completion of the system upgrade to 450 MHz in the Kosciusko, MS system, the initial design of an upgrade to 450 MHz in the Forest, MS system, line extensions and a continued system upgrade to 450 MHz in the Philadelphia, MS system, line extensions and a vehicle replacement in the Barnwell, SC system and a vehicle replacement in the Bennettsville, SC system.

Planned expenditures for the balance of 1999 include the continuation of the fiber network for data transmission and ongoing system upgrade construction to 450 MHz in the Starkville System, a continued system upgrade and a vehicle purchase in the Philadelphia System, the continued deployment of fiber in the Highlands System, a continued system upgrade to 450 MHz in the Barnwell System and certain line extensions and channel additions in various systems.

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

The Programs and Systems utilized in subscriber billing and collections have been modified to address year 2000 compliance issues. These modifications were substantially complete at the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which resolve year 2000 compliance issues. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

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

Disposition

On April 30, 1999, the Partnership sold cable television systems serving approximately 1,400 subscribers in and around the communities of Sandersville, Heidelberg and

Laurel, Mississippi. The sales price of these systems was $1,900,000. The Partnership used net proceeds of $1,540,000 to pay down existing bank debt.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

          27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

        BY:  Northland Communications Corporation,
             Managing General Partner



        Dated: ________  BY:  /s/ RICHARD I. CLARK
                              ------------------------------------
                                  Richard I. Clark
                                  (Vice President/Treasurer)



        Dated: ________  BY:  /s/ GARY S. JONES
                              ------------------------------------
                                  Gary S. Jones
                                  (Vice President)