Form 10-Q
period 1999-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1999-08-13
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended JUNE 30, 1999

                                       Or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____________________

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

                                 Yes [X] No [ ]

This filing contains ___ pages. Exhibits index appears on page ___ .

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP BALANCE SHEETS - (Unaudited) (Prepared by the Managing General Partner)




                                                                   June 30,           December 31,
                                                                    1999                 1998
                                                                ------------         ------------

                                     ASSETS

Cash                                                            $    314,780         $    706,907
Accounts receivable                                                  681,723              722,919
Prepaid expenses                                                      81,003              109,387
Property and equipment, net of accumulated
  depreciation of $13,941,875 and $14,744,674,
  respectively                                                    14,088,070           14,090,676
Intangible assets, net of accumulated
  amortization of $13,053,431 and $11,849,919,
  respectively                                                    16,082,630           17,342,080

                                                                ------------         ------------
Total assets                                                    $ 31,248,206         $ 32,971,969
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $    912,573         $  1,181,743
Due to managing general partner and affiliates                       170,798              142,746
Converter deposits                                                    39,778               57,057
Subscriber prepayments                                               285,303              495,177
Notes payable                                                     28,965,259           31,372,848

                                                                ------------         ------------
                  Total liabilities                               30,373,711           33,249,571
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                          (37,565)             (37,565)
   Accumulated deficit                                               (80,705)             (92,266)

                                                                ------------         ------------
                                                                    (118,270)            (129,831)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                        8,982,444            8,986,444
   Accumulated deficit                                            (7,989,679)          (9,134,215)

                                                                ------------         ------------
                                                                     992,765             (147,771)
                                                                ------------         ------------


                  Total partners' equity                             874,495             (277,602)
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 31,248,206         $ 32,971,969
                                                                ============         ============


 The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                       For the six months ended June 30,
                                                      --------------------------------
                                                          1999                1998
                                                      -----------         -----------

Service revenues                                      $ 7,497,999         $ 7,287,515

Expenses:
  Operating                                               669,938             609,386
  General and administrative (including
     $1,074,886 and $995,469 to affiliates,
     respectively)                                      1,844,762           1,787,400
Programming                                             1,960,954           1,938,934
Depreciation and amortization                           2,324,295           1,884,687

                                                      -----------         -----------
                                                        6,799,949           6,220,407
                                                      -----------         -----------

Income from operations                                    698,050           1,067,108

Other income (expense):
   Interest expense                                    (1,216,787)         (1,295,584)
   Interest income                                         12,567               7,009
   Other income                                                --             (92,330)
   Gain (loss) on sale of assets                        1,662,267                  --
                                                      -----------         -----------
                                                          458,047          (1,380,905)
                                                      -----------         -----------


Net income (loss)                                     $ 1,156,097            (313,797)
                                                      ===========         ===========


Allocation of net income (loss):

   General Partners                                   $    11,561         $    (3,138)
                                                      ===========         ===========


   Limited Partners                                   $ 1,144,536         $  (310,659)
                                                      ===========         ===========


Net income (loss) per limited partnership unit:
 (29,784 units and 29,792 units, respectively)        $        38         $       (10)
                                                      ===========         ===========


Net income (loss) per $1,000 investment               $        77         $       (21)
                                                      ===========         ===========


         The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                     For the three months ended June 30,
                                                     -----------------------------------
                                                          1999                1998
                                                      -----------         -----------

Service revenues                                      $ 3,765,209         $ 3,715,515

Expenses:
  Operating                                               330,551             331,801
  General and administrative (including
     $537,112 and $499,177 to affiliates,
     respectively)                                        940,659             947,291
Programming                                               978,319             954,781
Depreciation and amortization                           1,119,933           1,135,454

                                                      -----------         -----------
                                                        3,369,462           3,369,327
                                                      -----------         -----------

Income from operations                                    395,747             346,188

Other income (expense):
   Interest expense                                      (597,584)           (674,620)
   Interest income                                          6,826               5,675
                                                        1,071,509            (761,275)
                                                      -----------         -----------


Net income (loss)                                     $ 1,467,256         $  (415,087)
                                                      ===========         ===========


Allocation of net income (loss)
   General Partners                                   $    14,673         $    (4,151)
                                                      ===========         ===========


   Limited Partners                                   $ 1,452,583         $  (410,936)
                                                      ===========         ===========


Net income (loss) per limited partnership unit:
 (29,784 units and 29,792 units, respectively)        $        49         $       (14)
                                                      ===========         ===========


Net income (loss) per $1,000 investment               $        98         $       (28)
                                                      ===========         ===========



         The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          For the six months ended June 30,
                                                          ----------------------------------
                                                               1999                 1998
                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  1,156,097         $   (313,797)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                              2,324,295            1,884,687
   (Gain) loss on sale of assets                             (1,662,267)              92,330
   (Increase) decrease in operating assets:
     Accounts receivable                                         41,196             (587,892)
     Prepaid expenses                                           (69,695)             112,160
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     (269,170)             824,592
     Due to managing general partner and affiliates              28,052               53,435
     Converter deposits                                         (17,279)               2,631
     Subscriber prepayments                                    (209,874)              52,697

                                                           ------------         ------------
Net cash from operating activities                            1,321,355            2,120,843
                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (1,197,831)          (1,338,001)
Acquisition of cable systems                                         --          (20,500,000)
Proceeds from disposition of cable system                     1,900,000              (25,529)
Increase in intangibles                                          (4,062)             (25,529)

                                                           ------------         ------------
Net cash from (used in) investing activities                    698,107          (21,889,059)
                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                             (2,407,589)          20,473,427
Loan fees and other costs incurred                                   --              (25,600)
Repurchase of limited partner interest                           (4,000)              (4,000)

                                                           ------------         ------------
Net cash (used in) from financing activities                 (2,411,589)          20,443,827
                                                           ------------         ------------

(DECREASE) INCREASE IN CASH                                    (392,127)             675,611

CASH, beginning of period                                       706,907              173,034


                                                           ------------         ------------
CASH, end of period                                        $    314,780         $    848,645
                                                           ============         ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $  1,217,243         $    596,002
                                                           ============         ============


         The accompanying notes to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1999 and December 31, 1998, its Statements of Operations for the six and three months ended June 30, 1999 and 1998, and its Statements of Cash Flows for the six months ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $3,765,209 for the three months ended June 30, 1999, representing an increase of approximately 1% over the same period in 1998. Of these revenues, $2,680,051 (72%) was derived from basic service charges, $386,451 (10%) from premium services, $209,335 (5%) from tier services, $99,680 (3%) from installation charges, $96,873 (2%) from service maintenance contracts, $121,073 (3%) from advertising, and $171,746 (5%) from other sources. The April 1999 disposition of approximately 1,400 subscribers in and around Sandersville, Mississippi (the "Sandersville System") decreased revenues approximately $100,000 or 3%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 4%. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1998.

As of June 30, 1999, the Partnership's systems served approximately 32,600 basic subscribers, 15,800 premium subscribers and 8,000 tier subscribers.

Operating expenses totaled $330,551 for the three months ended June 30, 1999, remaining consistent with the same period in 1998. Excluding the impact of the Sandersville System disposition, operating expenses would have increased approximately 3% for the three months ended June 30, 1999. This is primarily due to increased operating salaries, pole and site rental and vehicle operating expenses.

General and administrative expenses totaled $940,659 for the three months ended June 30, 1999, representing a decrease of approximately 1% over the same period in 1998. Excluding the impact of the Sandersville System disposition, general and administrative expenses would have increased approximately 2% for the three months ended June 30, 1999 compared to the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased utilities and property taxes offset by reduced billing expenses.

Programming expenses totaled $978,319 for the three months ended June 30, 1999, representing an increase of approximately 2% over the same period in 1998. Adjusting for the Sandersville System disposition, programming expenses would have increased approximately 5% for the three months ended June 30, 1999 compared to the same period in 1998. This is mainly due to higher costs charged by various program suppliers.

Depreciation and amortization expenses totaled $1,119,933 for the three months ended June 30, 1999, representing a decrease of approximately 1% over the same period in 1998. Such decrease is due to assets becoming fully depreciated offset by depreciation and amortization on recent purchases of plant and equipment.

Interest expense for the three months ended June 30, 1999 decreased approximately 11% over the same period in 1998. The average bank debt decreased from $31,372,848 during the second quarter of 1998 to $30,169,065 during the second quarter of 1999, and the Partnership's effective interest rate decreased from 8.6% in 1998 to 7.92% in 1999.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of June 30, 1999. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1, a fixed charge ratio of 1.1 to 1, and an annual operating cash flow to interest expense ratio of not less than 2.0 to 1. As of June 30, 1999, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $28,965,281. Certain fixed rate agreements expired during the second quarter of 1999. As of the date of this filing, interest rates on the credit facility were as follows: $22,375,000 fixed at 8.02% under the terms of an interest rate swap agreement with the Partnership's lender expiring December 31, 1999; $6,200,000 fixed at 7.5775%, expiring September 30, 1999; and $390,281 fixed at 7.5775%, expiring September 30, 1999. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1999, the Partnership incurred approximately $842,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz in the Starkville, MS system, the continued installation of fiber in the Highlands, NC system, a continued system upgrade to 450 MHz and channel additions in the Philadelphia, MS system, a continued system upgrade to 450 MHz in the Barnwell, SC system and a vehicle replacement in the Bennettsville, SC system.

Planned expenditures for the balance of 1999 include the expansion of the fiber network and continuation of the system upgrade construction to 550 MHz in the Starkville System, the initial phase of a 450 MHz system upgrade in the Forest System, the continued deployment of fiber in the Highlands System, a continued system upgrade to 450 MHz in the Barnwell System and certain line extensions and channel additions in various systems.

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

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

          27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended
    June 30, 1999.

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

                              NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                              BY:  Northland Communications Corporation,
                                   Managing General Partner



Dated: August 12, 1999    BY:  /s/ RICHARD I. CLARK
                                   ----------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)



Dated: August 12, 1999    BY:  /s/ GARY S. JONES
                                   ----------------------------
                                   Gary S. Jones
                                   (Vice President)