Form 10-Q
period 1999-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 1999-11-12
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 30, 1999

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from
                               ----------------------------

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

PART 1 -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS -- (Unaudited)
(Prepared by the Managing General Partner)

                                                          September 30,            December 31,
                                                              1999                     1998
                                                          ------------             ------------
                                     ASSETS
Cash                                                      $    290,737             $    706,907
Accounts receivable                                            708,961                  722,919
Prepaid expenses                                               109,823                  109,387
Property and equipment, net of accumulated
  depreciation of $14,399,293 and $14,744,674,
  respectively                                              14,431,034               14,090,676
Intangible assets, net of accumulated
  amortization of $13,684,435 and $11,849,919,
  respectively                                              15,476,626               17,342,080

                                                          ------------             ------------
Total assets                                              $ 31,017,181             $ 32,971,969
                                                          ============             ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                     $  1,000,988             $  1,181,743
Due to managing general partner and affiliates                  97,267                  142,746
Converter deposits                                              37,077                   57,057
Subscriber prepayments                                         303,420                  495,177
Notes payable                                               28,965,281               31,372,848

                                                          ------------             ------------
                  Total liabilities                         30,404,033               33,249,571
                                                          ------------             ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                    (37,565)                 (37,565)
   Accumulated deficit                                         (83,319)                 (92,266)

                                                          ------------             ------------
                                                              (120,884)                (129,831)
                                                          ------------             ------------

Limited Partners:
   Contributed capital, net                                  8,982,444                8,986,444
   Accumulated deficit                                      (8,248,412)              (9,134,215)

                                                          ------------             ------------
                                                               734,032                 (147,771)
                                                          ------------             ------------

                  Total partners' equity                       613,148                 (277,602)
                                                          ------------             ------------

Total liabilities and partners' equity                    $ 31,017,181             $ 32,971,969
                                                          ============             ============

The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS -- (Unaudited)
(Prepared by the Managing General Partner)

                                                           For the nine months ended September 30,
                                                           --------------------------------------
                                                               1999                     1998
                                                           ------------             ------------
Service revenues                                           $ 11,207,212             $ 11,030,316

Expenses:

  Operating                                                     995,578                  937,838
  General and administrative (including
     $1,594,241 and $1,494,712 to affiliates,
     respectively)                                            2,767,836                2,727,639
Programming                                                   2,933,546                2,906,921
Depreciation and amortization                                 3,291,708                3,019,411

                                                           ------------             ------------
                                                              9,988,668                9,591,809
                                                           ------------             ------------

Income from operations                                        1,218,544                1,438,507

Other income (expense):
   Interest expense                                          (1,945,531)              (2,075,454)
   Interest income                                               17,515                   12,260
   Other income                                                      --                       --
   Gain (loss) on sale of assets                              1,604,222                  (92,330)
                                                           ------------             ------------
                                                               (323,794)              (2,155,524)
                                                           ------------             ------------

Net income (loss)                                          $    894,750                 (717,017)
                                                           ============             ============

Allocation of net income (loss):

   General Partners                                        $      8,948             $     (7,170)
                                                           ============             ============

   Limited Partners                                        $    885,803             $   (709,847)
                                                           ============             ============

Net income (loss) per limited partnership unit:
 (29,784 units and 29,792 units, respectively)             $         30             $        (24)
                                                           ============             ============

Net income (loss) per $1,000 investment                    $         59             $        (48)
                                                           ============             ============

The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS -- (Unaudited)
(Prepared by the Managing General Partner)

                                                         For the three months ended September 30,
                                                         ---------------------------------------
                                                             1999                      1998
                                                         -------------             -------------
Service revenues                                           $ 3,709,213             $ 3,742,801

Expenses:
  Operating                                                    325,640                 328,452
  General and administrative (including
     $519,355 and $499,243 to affiliates,
     respectively)                                             923,074                 940,240
Programming                                                    972,592                 967,986
Depreciation and amortization                                1,058,842               1,226,724

                                                           -----------             -----------
                                                             3,280,148               3,463,402
                                                           -----------             -----------

Income from operations                                         429,065                 279,399

Other income (expense):
   Interest expense                                           (637,315)               (687,871)
   Interest income                                               4,948                   5,251
                                                              (690,412)               (682,620)
                                                           -----------             -----------

Net income (loss)                                          $  (261,347)            $  (403,221)
                                                           ===========             ===========

Allocation of net income (loss)
   General Partners                                        $    (2,613)            $    (4,032)
                                                           ===========             ===========

   Limited Partners                                        $  (258,734)            $  (399,189)
                                                           ===========             ===========

Net income (loss) per limited partnership unit:
 (29,784 units and 29,792 units, respectively)             $        (9)            $       (13)
                                                           ===========             ===========

Net income (loss) per $1,000 investment                    $       (18)            $       (26)
                                                           ===========             ===========

The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS -- (Unaudited)
(Prepared by the Managing General Partner)

                                                         For the nine months ended September 30,
                                                         ---------------------------------------
                                                             1999                      1998
                                                         -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                        $   894,750               $   (717,017)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                           3,431,977                  3,157,410
   (Gain) loss on sale of assets                          (1,604,222)                    92,330
   (Increase) decrease in operating assets:
     Accounts receivable                                     203,958                   (517,704)
     Prepaid expenses                                       (152,809)                   125,768
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  (180,755)                   725,970
     Due to managing general partner and affiliates          (45,479)                    48,369
     Converter deposits                                      (19,980)                   (22,408)
     Subscriber prepayments                                 (191,757)                  (128,740)

                                                         -----------               ------------
Net cash from operating activities                         2,335,683                  2,763,978
                                                         -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (2,029,503)                (2,065,511)
Acquisition of cable systems                                      --                (20,500,000)
Proceeds from disposition of cable system                  1,718,279                         --
Increase in intangibles                                      (29,062)                   (42,662)

                                                         -----------               ------------
Net cash from (used in) investing activities                (340,286)               (22,608,173)
                                                         -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                          (2,407,567)                20,473,427
Loan fees and other costs incurred                                --                    (25,600)
Repurchase of limited partner interest                        (4,000)                    (4,000)

                                                         -----------               ------------
Net cash (used in) from financing activities              (2,411,567)                20,443,827
                                                         -----------               ------------

(DECREASE) INCREASE IN CASH                                 (416,170)                   599,632

CASH, beginning of period                                    706,907                    173,034

                                                         -----------               ------------
CASH, end of period                                      $   290,737               $    772,666
                                                         ===========               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $ 1,805,719               $  1,272,756
                                                         ===========               ============

The accompanying notes to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1999 and December 31, 1998, its Statements of Operations for the nine and three months ended September 30, 1999 and 1998, and its Statements of Cash Flows for the nine months ended September 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(3) Under the terms of the Partnership's revolving credit and term loan agreement all amounts outstanding at December 31, 2000 become due and payable as of that date. It is expected that this balance will approximate $28,965,000.
The Partnership could satisfy this obligation through a sale of all or a significant portion its assets or alternatively, renegotiate the maturity of its debt with its lenders. Based on discussions with the lenders an extension of the debt maturity is unlikely unless the Partnership Agreement is amended to extend the life of the Partnership which currently expires on December 31, 2001. If a sale of a sufficient amount of assets does not occur or if the Partnership is unable to renegotiate the terms of its debt it could materially affect the Partnership's ability to continue as a going concern.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues totaled $11,207,212 for the nine months ended September 30, 1999, representing an increase of approximately 2% over the same period in 1998. Of these revenues, $8,062,936 (72%) was derived from basic service charges, $1,140,673 (10%) from premium services, $619,864 (6%) from tier services, $299,579 (3%) from installation charges, $288,624 (2%) from service maintenance contracts, $340,732 (3%) from advertising, and $454,804 (4%) from other sources. The April 1999 disposition of approximately 1,400 subscribers in and around Sandersville, Mississippi (the "Sandersville System") decreased revenues approximately $200,000 or 2%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 4%. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1999 and 1998 as well as new product services introduced in 1999.

As of September 30, 1999, the Partnership's systems served approximately 33,000 basic subscribers, 15,300 premium subscribers and 8,300 tier subscribers.

Operating expenses totaled $995,578 for the nine months ended September 30, 1999, representing an increase of approximately 6% over the same period in 1998. Excluding the impact of the Sandersville System disposition, operating expenses would have increased approximately 10% for the nine months ended September 30, 1999. This is primarily due to increased operating salaries and pole rental expense offset by decreased system maintenance expenses and drop materials.

General and administrative expenses totaled $2,767,836 for the nine months ended September 30, 1999, representing an increase of approximately 1% over the same period in 1998. Excluding the impact of the Sandersville System disposition, general and administrative expenses would have increased approximately 4% for the nine months ended September 30, 1999 compared to the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased utilities, property taxes and bad debt expense offset by reduced billing expenses and legal expenses.

Programming expenses totaled $2,933,546 for the nine months ended September 30, 1999, representing an increase of approximately 1% over the same period in 1998. Adjusting for the Sandersville System disposition, programming expenses would have increased approximately 3% for the nine months ended September 30, 1999 compared to the same period in 1998. This is mainly due to higher costs charged by various program suppliers as well as increased advertising expenses and production expense.

     Depreciation and amortization expenses totaled $3,291,708 for the nine months ended September 30, 1999, representing an increase of approximately 9% over the same period in 1998. Such increase is due to depreciation and amortization on 1999 purchases of plant and equipment offset by assets becoming fully depreciated.

Interest expense for the nine months ended September 30, 1999 decreased approximately 6% over the same period in 1998. The average bank debt decreased from $31,372,848 during the first nine months of 1998 to $30,169,065 during the first nine months of 1999, and the Partnership's effective interest rate decreased from 8.82% in 1998 to 8.6% in 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues totaled $3,709,213 for the three months ended September 30, 1999, representing a decrease of approximately 1% over the same period in 1998. Of these revenues, $2,667,788 (72%) was derived from basic service charges, $371,638 (10%) from premium services, $206,991 (6%) from tier services, $103,493 (3%) from installation charges, $94,545 (2%) from service maintenance contracts, $123,641 (3%) from advertising, and $141,117 (4%) from other sources. The April 1999 disposition of the Sandersville System decreased revenues approximately $140,000 or 4%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 3%. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1999.

Operating expenses totaled $325,640 for the three months ended September 30, 1999, representing a decrease of approximately 1% over the same period in 1998. Excluding the impact of the Sandersville System disposition, operating expenses would have increased approximately 1% for the three months ended September 30, 1999. This is primarily due to increased operating salaries offset by decreased system maintenance expenses.

General and administrative expenses totaled $923,074 for the three months ended September 30, 1999, representing a decrease of approximately 2% over the same period in 1998. Excluding the impact of the Sandersville System disposition, general and administrative expenses for the three months ended September 30, 1999 would have remained constant with the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased bad debt expense and property taxes offset by reduced billing expenses, postage and legal expenses.

Programming expenses totaled $972,592 for the three months ended September 30, 1999, remaining essentially unchanged from the same period in 1998. Adjusting for the

Sandersville System disposition, programming expenses would have increased approximately 4% for the three months ended September 30, 1999 compared to the same period in 1998. This is mainly due to higher costs charged by various program suppliers.

Depreciation and amortization expenses totaled $1,058,842 for the three months ended September 30, 1999, representing a decrease of approximately 14% over the same period in 1998. This is primarily due to a restatement of first quarter 1998 amortization expense. Excluding the impact of the amortization restatement, depreciation and amortization expense for the three months ended September 30, 1999 would have remained constant with the same period in 1998.

Interest expense for the three months ended September 30, 1999 decreased approximately 7% over the same period in 1998. The average bank debt decreased from $31,372,848 during the third quarter of 1998 to $28,965,281 during the third quarter of 1999, and the Partnership's effective interest rate increased from 8.77% in 1998 to 8.8% in 1999.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of September 30, 1999. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to December 31, 2000, at which time all amounts outstanding under the revolving credit and term loan agreement become due. Total amounts outstanding at December 31, 2000 are expected to be approximately $28,965,000. This obligation can be satisfied by a sale of all or a significant portion of the Partnership's assets or through an amendment to the loan agreement to extend the maturity of these amounts. Based on discussions with the lenders it is unlikely that any significant extension of maturity would be approved unless the Partnership agreement was amended to extend the life of the Partnership which currently expires on December 31, 2001. If the Partnership is unable to sell a sufficient amount of assets or renegotiate the terms of its debt it could materially affect the Partnership's ability to continue as a going concern.

During the nine months ended September 30, 1999, the Partnership's primary sources of liquidity were cash provided from operations, credit available under its revolving credit and term loan agreement and proceeds received from the sale of the Sandersville System. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During the nine months ended September 30, 1999, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

On December 31, 1997, the Partnership amended and restated its credit agreement with its current lender to finance the acquisition of the Barnwell, Bamberg, Allendale and Bennettsville, South Carolina systems. This credit facility provides for borrowings up to $33 million, including a $25 million term loan and an $8 million revolving credit facility which mature December 31, 2000. In July, 1999 the Partnership further amended its credit agreement to modify the amortization of its term loan and certain financial covenants.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1, and an annual operating cash flow to interest expense ratio of not less than 2.0 to 1 increasing to 2.25 to 1 beginning October 1, 1999. As of September 30, 1999, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $28,965,281. Certain fixed rate agreements expired during the third quarter of 1999. As of the date of this filing, interest rates on the credit facility were as follows: $22,062,500 fixed at 7.77% under the terms of an interest rate swap agreement with the Partnership's lender expiring December 31, 1999; and $6,902,781 fixed at 7.50875%, expiring December 30, 1999. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1999, the Partnership incurred approximately $830,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz in the Starkville, MS system, the initial phase of a 550 MHz upgrade in the Forest, MS system, a vehicle replacement and the continued system upgrade to 450 MHz in the Philadelphia, MS system, channel additions and a continued system upgrade to 450 MHz in the Barnwell, SC system and a headend standby generator in the Bennettsville, SC system.

The Partnership plans to invest approximately $400,000 in capital expenditures for the remainder of 1999. This represents anticipated expenditures for the expansion of the fiber network and continuation of the system upgrade construction to 550 MHz in the Starkville System, the continued deployment of fiber in the Highlands System, a continued system upgrade to 450 MHz in the Barnwell System and certain line extensions and channel additions in various systems.

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

The Programs and Systems utilized in subscriber billing and collections have been modified to address year 2000 compliance issues. These modifications were substantially complete at the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which resolve year 2000 compliance issues. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources

Management is currently focusing its efforts on the impact of the year 2000 compliance issue on service delivery and has established an internal team to address this issue. The internal team is identifying and testing all date sensitive equipment involved in delivering service to its customers. In addition, management will assess its options regarding repair or replacement of affected equipment during this testing. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources

The provision of cable television services is significantly dependent on the Partnership's ability to adequately receive programming signals via satellite distribution or off air reception from various programmers and broadcasters. Management has inquired of certain significant programming vendors with respect to their year 2000 issues and how they might impact the operations of the Partnership. As of the date of this filing no significant programming vendor has communicated a year 2000 issue that would affect materially the operations of the Partnership. However, if significant programming vendors identify year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk.

Disposition

On April 30, 1999, the Partnership sold cable television systems serving approximately 1,400 subscribers in and around the communities of Sandersville, Heidelberg and Laurel, Mississippi. The sales price of these systems was $1,900,000. The Partnership used net proceeds of $1,540,000 to pay down existing bank debt.

                          PART II -- OTHER INFORMATION


ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibit index

     27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
    Managing General Partner

Dated: 11/12/99                         BY: /s/ RICHARD I. CLARK
       --------                         ----------------------------------------
                                        Richard I. Clark
                                        (Vice President/Treasurer)

Dated: 11/12/99                         BY:  /s/ GARY S. JONES
       --------                         ----------------------------------------
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

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

               BY: Northland Communications Corporation,
               Managing General Partner

Dated:                                  BY:
       --------                         ----------------------------------------
                                        Richard I. Clark
                                        (Vice President/Treasurer)

Dated:                                  BY:
       --------                         ----------------------------------------
                                        Gary S. Jones
                                        (Vice President)