Form 10-K
period 1999-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-03-29
CIK 788736

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

                   For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from ________to________

                         Commission file number 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                                  91-1318471
     ------------------------------                          -------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

     3600 WASHINGTON MUTUAL TOWER
1201 THIRD AVENUE, SEATTLE, WASHINGTON                            98101
--------------------------------------                            -----
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

                                     PART I

ITEM 1. BUSINESS

    Northland Cable Properties Six Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 1,835 limited partners as of December 31, 1999. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

    Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 4 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures, LLC. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

    NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

        NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming for the Partnership and other Northland affiliates.

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

        CORSICANA MEDIA, INC. - purchased in September 1998 and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

    The Partnership was formed on January 22, 1986 and began operations in 1986. In January, 1998, the Partnership purchased the cable television systems serving the communities of Allendale, Bamberg, Barnwell and Bennettsville, all in the state of South Carolina (the "Barnwell System" and "Bennettsville System" ). In April 1999, the Partnership sold the systems serving the communities of Sandersville, Heidelberg and Laurel, Mississippi. As of December 31, 1999, the total number of basic subscribers served by the Systems was 32,405, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 63%. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

    The Partnership has 35 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2017, have been granted by local, county, state and other governmental authorities in the areas in which the Systems currently operate. Franchise fees are paid to the granting governmental authorities. These fees vary between 2% and 5% of the respective gross revenues of the system in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

    The Partnership serves the communities and surrounding areas of Starkville and Philadelphia, Mississippi; Highlands, North Carolina; and Barnwell and Bennettsville, South Carolina. The following is a description of these areas:

    Starkville, MS: The City of Starkville is the home of Mississippi State University with an enrollment of approximately 12,000 students. The university's 10 colleges and schools comprise 58 departments that offer more than 120 majors. Mississippi State is also the largest employer in Starkville, with nearly 1,300 faculty members or professionals and 1,450 support staff. Also located in Starkville is the Mississippi Research and Technology Park, which is a long-range economic development project initiated through the joint efforts of the City of Starkville, Oktibbeha County, Mississippi State University and the local business community. The park is located on approximately 220 acres across from the entrance to the university and will enhance high-technology research for application to the economic sector. The developers and businesses that comprise the park intend to work hand in hand with research efforts at the university, and companies that locate in the park will have the benefit of university facilities and faculty. Certain information regarding the Starkville, MS system as of December 31, 1999 is as follows:

           Basic Subscribers                               8,093
           Tier Subscribers                                3,835
           Premium Subscribers                             2,766
           Estimated Homes Passed                         11,085

    Philadelphia, Kosciusko and Forest, MS: The Philadelphia, Kosciusko and Forest Systems encompass six communities and five counties located in central Mississippi. These systems are operated as three separate profit centers grouped as follows:

           Profit Center #1 - Philadelphia, Mississippi
           Profit Center #2 - Kosciusko and Carthage, Mississippi
           Profit Center #3 - Forest and Raleigh, Mississippi

    The local economies of the communities included in the Philadelphia System are based primarily in manufacturing. The region has excellent highway and railroad transportation, a year-round mild climate, and the availability of a trained, cost-effective labor force. One of the main industries in the area is poultry. Nearly two million birds are dressed weekly in the city of Forest, which ranks as the second-largest producer of broilers in the nation. Other industries in the area include apparel, ready mix concrete, frozen food products, lumber, small appliances, electronic assembly, meat processing and steel. Certain information regarding the Philadelphia, MS and Sandersville, MS systems as of December 31, 1999 is as follows:

                                    PHILADELPHIA      KOSCIUSKO    FOREST
                                    ------------      ---------    ------
           Basic Subscribers            3,771           4,280       3,052
           Tier Subscriber              1,812           2,007         970
           Premium Subscribers          1,506           1,476       1,341
           Estimated Homes Passed       4,395           5,440       4,515

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

    The Highlands area is perhaps best known for its exclusive golf clubs. There are three beautiful golf courses in the Highlands area, the oldest being the Highlands Country Club. About half the land in the Highlands area is under private ownership; the rest is part of the End National Forest, and is open for hiking, fishing, hunting, camping and other outdoor activities. The private land near the golf courses consists largely of exclusive housing developments, many of which feature rambling, ranch-style vacation homes with values ranging from $200,000 to a half million dollars. The Great Smokey Mountains National Park and the Blue Ridge Parkway are within easy driving distance of Highlands. Several lakes in the area offer swimming, boating, skiing, fishing and other water sports. Rafting is also popular in the area due to the close proximity of the Chattooga and Cullasaja Rivers. Certain information regarding the Highlands and Sapphire Valley, NC Systems as of December 31, 1999 is as follows:

               Basic Subscribers              2,697
               Premium Subscribers              526
               Estimated Homes Passed         4,190

    Barnwell, SC and Bennettsville, SC: Barnwell, Bamberg and Allendale are located approximately sixty miles south of Columbia, South Carolina. The economy is based primarily on agricultural and manufacturing activities. The City of Bennettsville is located approximately 100 miles northeast of Columbia, South Carolina and serves as the county seat of Marlboro County. The economy is primarily driven by agriculture and manufacturing, with three of the largest employers being Mohawk Carpet, United Technologies Automotive and Williamette Industries. Certain information regarding the Barnwell and Bennettsville, SC Systems as of December 31, 1999 is as follows:

                                            BARNWELL   BENNETTSVILLE
                                            --------   -------------
               Basic Subscribers              5,852         4,660
               Premium Subscribers            3,611         2,945
               Estimated Homes Passed        12,125         9,090

    The Partnership had 47 employees as of December 31, 1999. Management of these systems is handled through offices located in the towns of Starkville, Forest, Kosciusko and Philadelphia, Mississippi; Highlands, North Carolina; and Barnwell and Bennettsville, South Carolina. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

COMPETITION

    Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery. The following provides a summary description of these sources of competition.

BROADCAST TELEVISION

    Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

     Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an "overbuild." Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

    Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See "Regulation and Legislation" below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

     High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The availability of DBS equipment at reasonable prices, and the relative attractiveness of the programming options offered by the cable television industry and direct broadcast satellite competitors will impact the ability of providers of DBS service providers to compete successfully with the cable television industry.

PRIVATE CABLE

    Additional competition is provided by private cable television systems, known as satellite master antenna television, serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of these private complexes. Operators of private cable, which do not cross public rights of way, are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MULTICHANNEL MULTIPOINT DISTRIBUTION SERVICE SYSTEMS

    Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems, commonly called wireless cable, which are licensed to serve specific areas. Multichannel, multipoint distribution service systems use low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable television industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

REGULATION AND LEGISLATION

    SUMMARY

    The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

    The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Partnership's operations.

    The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

    The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations.

CABLE RATE REGULATION

    The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

    Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels.

Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

    As of December 31, 1999, approximately 14% of the Partnership's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

    The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of packaged, non-"premium", programming services typically containing satellite-delivered programming.

    The 1996 Telecom Act, however, provides special rate relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, cable programming service tier rate regulation was automatically eliminated. All of the Partnership's systems qualify for this cable programming service tier deregulation. The elimination of cable programming service tier regulation, which is the rate regulation of a particular level of packaged programming services, typically referring to the expanded basic level of services, in a prospective basis affords the Partnership substantially greater pricing flexibility.

    Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules. To the extent the Partnership's systems remain rate regulated on the basic service tier, this regulatory option affords the Partnership significant regulatory options.

    The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

    Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, became sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations if unregulated cost rates increase dramatically. Should this occur, all rate deregulation including that applicable to small operators like the Partnership could be jeopardized. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

    The 1996 Telecom Act creates a more favorable environment for the Partnership to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

    Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. However, most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the FCC interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the FCC's current list of unbundled network elements is upheld on appeal, it could facilitate the provision of telecommunications services by new entrants, including the Partnership.

INTERNET SERVICE

    There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access rules (originally designed for video programming) to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authority to impose these type of conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held, and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have or develop for providing Internet service.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

    The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers currently are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

    Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on entities pursuing open video system operation.

    Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

    The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

ADDITIONAL OWNERSHIP RESTRICTIONS

    The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

    Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

MUST CARRY/RETRANSMISSION CONSENT

    The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on the Partnership's business.

    To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors such as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are renegotiated. (As of the date of this filing, retransmission consent agreements are pending with certain broadcasters affecting systems serving approximately 17,730 basic subscribers. Although the Partnership expects to reach agreement with the broadcasters, no assurances can be given that such agreements can be obtained or that they will not result in increased operating costs to the Partnership.)

    The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

    Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. The Partnership believes that requests for commercial leased access carriages have been relatively limited. A new request has been forwarded to the FCC, however, requesting that unaffiliated Internet service providers be found eligible for commercial leased access. Although the Partnership does not believe this use is in accord with the governing statute, a contrary ruling could lead to substantial leased activity by Internet service providers and disrupt the Partnership's plans for Internet service.

ACCESS TO PROGRAMMING

    To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on the Partnership, but would limit potential competitive advantages the Partnership enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

    In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This ruling by the FCC may limit the extent to which the Partnership along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for the Partnership to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

    In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

    -  equal employment opportunity,

    -  subscriber privacy,

    -  programming practices, including, among other things,

       - syndicated program exclusivity

       - network program nonduplication,

       - local sports blackouts,

       - indecent programming,

       - lottery programming,

       - political programming,

       - sponsorship identification,

       - children's programming advertisements, and

       - closed captioning,

    -  registration of cable systems and facilities licensing,

    -  maintenance of various records and public inspection files,

    -  aeronautical frequency usage,

    -  lockbox availability,

    -  antenna structure notification,

    -  tower marking and lighting,

    -  consumer protection and customer service standards,

    -  technical standards,

    -  consumer electronics equipment compatibility, and

    -  emergency alert systems.

    The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

    The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

    Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

    Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not believe these license fees will be significant to their business and operations.

STATE AND LOCAL REGULATION

    Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

    The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

    Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

    Under the 1996 Telecom Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of these services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

ITEM 2.   PROPERTIES

    The Partnership's cable television systems are located in and around Starkville, Philadelphia, Kosciusko, Carthage, Forest and Raleigh, Mississippi; Highlands and Sapphire Valley, North Carolina; and Barnwell, Bamberg, Allendale and Bennettsville, South Carolina. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and land on which towers and antennas are located. The Partnership's cable plant passed approximately 50,840 homes as of December 31, 1999. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) There is no established public trading market for the Partnership's units of limited partnership interest.

    (b) The approximate number of equity holders as of December 31, 1999, is as follows:

                     Limited Partners:                   1,835
                     General Partners:                       2

    (c) The Partnership made no cash distributions during 1999, 1998 and 1997. The limited partners have received in the aggregate in the form of cash distributions $3,817,998 on total initial contributions of $15,000,000 as of December 31, 1999. As of December 31, 1999, the Partnership had repurchased $100,475 of limited partnership units (173 units at $500 per unit and 43 units at $325 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender, but are expected to remain at their current level.

ITEM 6.   SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------
                                 1999             1998             1997             1996             1995
                             ------------     ------------     ------------     ------------     ------------
SUMMARY OF OPERATIONS:
Revenue                      $ 15,005,218     $ 14,746,766     $  9,644,320     $  9,262,702     $  8,611,947
Operating income                1,312,323        1,621,138        2,061,496        1,394,255        1,123,277
Gain/(Loss) on retirement
  of assets                     1,330,533         (229,940)           7,095         (152,698)               0
Net income (loss)                  98,856       (1,369,601)       1,215,899          381,451          206,173
Net income (loss)per
  limited partner unit
  (weighted average)                    3              (46)              40               13                7
Cumulative tax losses
  per limited partner
  unit                               (342)            (342)            (342)            (342)            (345)

                                                               DECEMBER 31,
                             --------------------------------------------------------------------------------
                                 1999             1998             1997             1996             1995
                             ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:
Total assets                 $ 30,603,533     $ 32,971,969     $ 13,609,386     $ 13,253,610     $ 14,778,671
Notes payable                  28,965,281       31,372,848       10,899,421       11,920,821       13,914,689
Total liabilities              30,786,279       33,249,571       12,513,387       13,365,510       15,196,729
General partners'
  deficit                        (128,842)        (129,831)        (116,135)        (128,294)        (131,356)
Limited partners'
  (deficit)capital                (53,904)        (147,771)       1,212,134           16,394         (286,702)
Distributions per
  limited partner unit                  0                0                0                3               10
Cumulative distribu-
  tions per limited
  partner unit                        128              128              128              128              125

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Under the terms of the Partnership's credit agreement, all amounts outstanding under the note payable become due and payable on December 31, 2000. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to renegotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

    The General Partners are currently in the process of formulating a proposal to liquidate the assets of the partnership, which, in the opinion of the General Partners, would provide sufficient proceeds to retire all the Partnership's obligations. Such a proposal would require approval by a majority in interest of limited partners. It is anticipated this liquidation would occur in the first quarter of 2001. Based on preliminary discussions with the lenders, management and the lenders believe it is not unreasonable that the Partnership could arrange financing to continue its operations if necessary, assuming no deterioration in its operations and the bank credit markets remain open.

RESULTS OF OPERATIONS

1999 AND 1998

    Total revenue reached $15,005,218 for the year ended December 31, 1999, representing an increase of approximately 2% over 1998. Of the 1999 revenue, $10,781,941 (72%) is derived from subscriptions to basic services, $1,509,949 (10%) from subscriptions to premium services, $846,215 (6%) from subscriptions to tier services, $507,932 (3%) from advertising, $384,380 (3%) from service maintenance revenue, $367,300 (2%) from installation charges and $607,501 (4%) from other sources. The increase in revenue is attributable primarily to rate increases placed into effect in August 1999 as well as new product services introduced in 1999. In April 1999, the Partnership sold the cable television system and assets relating to its Sandersville, Mississippi system, resulting in the disposition of approximately 1,400 subscribers and decreased revenues approximately $200,000 or 2%. Assuming the Sandersville, Mississippi system was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 4%.

    The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                         1999         1998         1997         1996         1995
                       --------     --------     --------     --------     --------
Basic Rate             $  26.50     $  24.20     $  23.00     $  22.24     $  21.53
Tier Rate                  8.50         7.65         6.90         6.35         5.95
HBO Rate                  10.25        10.50        11.35        11.25        11.10
Cinemax Rate               7.70         7.30         8.70         8.50         8.25
Showtime Rate              7.95         6.30         4.50         8.45         8.45
Movie Channel Rate         6.00         6.60           --           --         7.00
Disney Rate                6.50         6.20         5.10         6.00         6.75
Encore Rate                1.50         1.50           --           --           --
Starz Rate                 8.50         8.50           --           --           --
Service Contract
  Rate                     2.30         2.35         2.60         2.65         2.65

    Operating expenses totaled $1,320,255 for the year ended December 31, 1999, representing an increase of approximately 5% over the same period in 1998. Excluding the impact of the disposition of the Sandersville, Mississippi system, operating expenses would have increased approximately 9% for the year. This is primarily due to increased operating salaries and pole rental expense offset by decreased system maintenance expenses and drop materials. Salary and benefit costs are a major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in future years.

    General and administrative expenses totaled $4,064,866 for the year ended December 31, 1999, representing an increase of approximately 7% over the same period in 1998. Excluding the impact of the Sandersville, Mississippi system disposition, general and administrative expenses would have increased approximately 10% compared to the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased utilities, legal expenses, property taxes and bad debt expense offset by reduced billing expenses, marketing expense and copyright fees. Significant general and administrative expenses are based on revenues. As the Partnership's revenue increases the trend of increased administrative expenses is expected to continue.

    Programming expenses totaled $3,915,701 for the year ended December 31, 1999, representing an increase of approximately 3% over 1998. Adjusting for the Sandersville, Mississippi system disposition, programming expenses would have increased approximately 6% compared to the same period in 1998. This is mainly due to higher costs charged by various program suppliers as well as increased advertising expenses and production expense. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Since these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue. Additionally, rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

    Depreciation and amortization expenses totaled $4,392,073 for the year ended December 31, 1999, representing an increase of approximately 2% over the same period in 1998. This increase is due to depreciation and amortization on purchases of plant and equipment in 1999 offset by assets becoming fully depreciated.

    Interest expense for the 1999 decreased approximately 7% over 1998. The average bank debt decreased from $31,373,000 during 1998 to $30,169,000 during 1999, offset by an increase to the Partnership's effective interest rate from 7.88% in 1998 to 8.18% in 1999.

1998 AND 1997

    Total revenue reached $14,746,766 for the year ended December 31, 1998, representing an increase of approximately 53% over 1997. Of the 1998 revenue, $10,772,905 (73%) was derived from subscriptions to basic services, $1,581,530 (11%) from subscriptions to premium services, $685,200 (5%) from subscriptions to tier services, $456,007 (3%) from advertising, $396,381 (3%) from service maintenance revenue, $356,404 (2%) from installation charges and $498,339 (3%) from other sources. The January 1998 addition of approximately 11,200 subscribers acquired in the purchase of cable systems serving the communities of Bennettsville, Barnwell, Bamberg and Allendale, South Carolina increased revenues 49%. The remaining 4% of revenue growth is attributable to rate increases placed into effect in August of 1998.

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

    General and administrative expenses totaled $3,790,975 for the year ended December 31, 1998, representing an increase of approximately 61% over 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased general and administrative expenses 60%. The expenses for the remaining systems increased 1% primarily due to higher revenue based expenses such as franchise fees, copyright fees and management fees as a result of revenue gains discussed above, offset by a one time correction to copyright fees. Significant general and administrative expenses are based on revenues. As the Partnership's revenue increases the trend of increased administrative expenses is expected to continue.

    Programming expenses totaled $3,784,358 for the year ended December 31, 1998, representing an increase of approximately 64% over 1997. Approximately 9% of the increase is the result of increased costs charged by various program suppliers and new channel launches, as well as additional salary and benefit costs related to local programming and production support, with the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems resulting in the remaining 55%. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Since these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue. Additionally, rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8 million revolving credit line, of which approximately $6.2 million was outstanding as of December 31, 1999. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under its loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to December 31, 2000, at which time all amounts outstanding under the revolving credit and term loan agreement become due. Total amounts outstanding at December 31, 2000 are expected to approximate $28,965,000. This obligation can be satisfied by a sale of all or a significant portion of The Partnership's assets or through an amendment to the loan agreement to extend the maturity of these amounts. Based on discussion with the lenders it is unlikely that any significant extension of maturity would be approved unless the limited partnership agreement were amended to extend the life of the partnership which currently expires on December 31, 2001. Should the term of the partnership be extended it is management's opinion that acceptable terms could be negotiated with the lenders and such terms would have no material adverse effect on the Partnership.

    During 1999, the Partnership's primary sources of liquidity were cash provided from operations, credit available under its revolving credit and term loan agreement and proceeds received from the sale of the Sandersville, Mississippi system. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1999, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

    On December 31, 1997, the Partnership amended and restated its credit agreement with its current lender to finance the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems. This credit facility provides for borrowings up to $33 million, including a $25 million term loan and an $8 million revolving credit facility which mature December 31, 2000. In July 1999, the Partnership further amended its credit agreement to modify the amortization of its term loan and certain financial covenants.

    Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of financial ratios, including a senior debt to annualized operating cash flow ratio of 5.25 to 1 and an annual operating cash flow to interest expense ratio of not less than 2.25 to
1. As of December 31, 1999, the Partnership was in compliance with its required financial covenants.

    As of December 31, 1999, the balance under the credit facility was $28,965,281 and $1.8 million was available for borrowing by the Partnership subject to compliance with financial covenants. Certain fixed rate agreements expired during the fourth quarter of 1999. As of December 31, 1999, interest rates on the credit facility were as follows: approximately $28,965,281 fixed at Libor based rate of 8.18375% expiring March 31, 2000. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

    The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements the Partnership's statements of operations. As of December 31, 1999, the Partnership had no interest rate swap agreements outstanding.

CAPITAL EXPENDITURES

    During 1999, the Partnership incurred approximately $2,660,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz and a vehicle replacement in the Starkville System, the completion of a system upgrade to 450 MHz in the Koscuisko System, the continued system upgrade to 450 MHz, a vehicle replacement and channel additions in the Philadelphia

System, the continued deployment of fiber in the Highlands System, a vehicle replacement and a standby generator in the Bennettsville System and a vehicle replacement and continued system upgrade to 450 MHz in the Barnwell System, as well as various line extensions in all of the systems.

    Management estimates that the Partnership will spend approximately $2,600,000 on capital expenditures during 2000. These expenditures include specific digital services, the continuation of the fiber network for data transmission and ongoing system upgrade construction to 550 MHz in the Starkville System, a continued system upgrade to 450 MHz in the Philadelphia System, the continued deployment of fiber and a system upgrade in the Highlands System, a continued upgrade to 450 MHz in the Barnwell System, the initial phases of an upgrade to 550 MHz in the Forest System, and various line extensions and channel additions in all of the systems.

    RECENT ACQUISITIONS AND DISPOSITIONS

    On April 30, 1999, the Partnership sold the assets of its cable television system serving approximately 1,400 subscribers in and around the communities of Sandersville, Mississippi. The sales price for the system was $1.9 million, and the net proceeds were utilized to reduce outstanding debt. The Partnership determined to sell the Sandersville system due to the significant overbuild situation facing the system and the surrounding geographic area. Due to the overbuild and the lack of other interested purchasers for the system, the Partnership sold the Sandersville system to the overbuilder.

    On January 2, 1998, the Partnership purchased cable television systems serving approximately 11,200 subscribers in and around the communities of Allendale, Bamberg, Barnwell and Bennettsville, South Carolina. The purchase price of these systems was $20.5 million. The Partnership borrowed approximately $20.47 million under an amended and restated revolving credit and term loan agreement with its lender to finance the acquisition of the South Carolina cable systems.

    Pro forma operating results of the Partnership for the years ending December 31, 1999 and 1998, assuming the disposition of the Sandersville system had been completed as of the beginning of 1998, are as follows:


                                       1999               1998
                                   ------------       ------------
Revenue                            $ 14,813,800       $ 14,183,431
                                   ============       ============
Net loss                           $ (1,482,272)      $ (1,271,034)
                                   ============       ============
Net loss per limited
   partnership unit                $        (50)      $        (43)
                                   ============       ============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The audited financial statements of the Partnership for the years ended December 31, 1999, 1998 and 1997 are included as a part of this filing (see Item 14(a)(1) below).

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

    JOHN S. WHETZELL (AGE 58). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 25 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

    JOHN E. IVERSON (AGE 63). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

    RICHARD I. CLARK (AGE 42). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

    JAMES E. HANLON (AGE 66). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland and is currently responsible for the management of systems serving subscribers in Texas, Alabama and parts of Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

    JAMES A. PENNEY (AGE 45). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson &

Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

    GARY S. JONES (AGE 42). Mr. Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

    RICHARD J. DYSTE (AGE 54). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

    LEE JOHNSON (AGE 56). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

    R. GREGORY FERRER (AGE 44). Mr. Ferrer is a Vice President of Northland. He joined Northland in March 1984 as Assistant Controller and was promoted to Assistant treasurer in 1986. Mr. Ferrer became Vice President of Northland Communications Corporation in 1988 and in December of 1998, he was promoted to Vice President of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant with Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

    MATTHEW J. CRYAN (AGE 35). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and program analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

    Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

    MILES Z. GORDON (AGE 52). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

    JOHN S. SIMMERS (AGE 49). Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice

President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

    HARRY M. KITTER (AGE 44). Mr. Kitter is Treasurer of FNE and Controller for FNIC and has held those positions since 1983. Prior to this association from 1981 to 1983 he was employed as the Los Angeles Internal Audit Manager at the Pacific Stock Exchange. From 1978 to 1981, he was Senior Accountant at Arthur Young & Co., C.P.A. He holds an MBA from the University of Pittsburgh and a bachelor's degree in economics from Lafayette College, Easton, Pennsylvania.

ITEM 11. EXECUTIVE COMPENSATION

    The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 1999 as indicated in Note 3 of the Notes to Financial Statements--December 31, 1999 (see Items 13(a) and 14(a)(1)below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1999 is as follows:

                                                          AMOUNT AND NATURE
                              NAME AND ADDRESS              OF BENEFICIAL         PERCENT OF
  TITLE OF CLASS            OF BENEFICIAL OWNER               OWNERSHIP              CLASS
  --------------         ---------------------------      ------------------      -----------
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

    Northland Cable News, Inc. ("NCN"), an affiliate of Northland, provides programming to certain of the Partnership's systems.

    Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

    See Note 3 of the Notes to Financial Statements--December 31, 1999 for disclosures regarding transactions with the General Partners and affiliates.

    The following schedule summarizes these transactions:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                          1999          1998          1997
                                        --------      --------      --------
Partnership management fees             $900,313      $884,806      $578,720
Operating expense reimbursements         719,456       663,191       497,964
Software installation and
  billing service fees to NCSC            73,965        79,590        68,685
Programming fees to NCN                  178,797       165,147       176,333
Reimbursements to CAC for services        69,752        57,611        70,777
Reimbursements to Premier                160,722       290,147       179,807
Amounts due to General Partner
  and affiliates at year end              46,388       142,746       154,836

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

    (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

    (c) INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)    DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                                     SEQUENTIALLY
                                                                                                       NUMBERED
                                                                                                         PAGE
                                                                                                     ------------
  (1)       FINANCIAL STATEMENTS:

            Report of Independent Public Accountants..........................................           ____

            Balance Sheets--December 31, 1999 and 1998........................................           ____

            Statements of Operations for the years ended December 31, 1999, 1998 and 1997.....

            Statements of Changes in Partners' Capital (Deficit) for the years ended
            December 31, 1999, 1998 and 1997..................................................           ____

            Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.....           ____

            Notes to Financial Statements--December 31, 1999..................................           ____

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

    10.45       Amendment to Credit Agreement dated as of July 20, 1999


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

(10) Incorporated by reference from the partnership's Form 8-K Registration Statement filed January 15, 1998.

    (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed for the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

               By:    NORTHLAND COMMUNICATIONS CORPORATION
                          (Managing General Partner)

               By:    /s/ John S. Whetzell                 Date:
                      ----------------------------------        ----------------
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

             SIGNATURES                                               CAPACITIES                                        DATE
             ----------                                               ----------                                        ----
/s/ John S. Whetzell                   Chief executive officer of registrant; chief executive officer                  _______
-----------------------------------          and chairman of the board of directors of Northland
John S. Whetzell                             Communications Corporation


/s/ Richard I. Clark                   Director of Northland Communications Corporation                                _______
-----------------------------------
Richard I. Clark


/s/ John E. Iverson                    Director of Northland Communications Corporation                                _______
-----------------------------------
John E. Iverson


/s/ Gary S. Jones                      Vice President and principal accounting officer of Northland                    _______
-----------------------------------          Communications Corporation
Gary S. Jones

                                 EXHIBITS INDEX

                                                                                   SEQUENTIALLY
  EXHIBIT                                                                            NUMBERED
  NUMBER                                      DESCRIPTION                              PAGE
---------       ----------------------------------------------------------------   ------------
  10.45         Amendment to Credit Agreement dated as of July 20, 1999

  27.0          Financial Data Schedule.

                               NORTHLAND CABLE PROPERTIES SIX LIMITED
                               PARTNERSHIP

                               FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 1999 AND 1998
                               TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Six Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Six Limited Partnership (a Washington limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Six Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Seattle, Washington,
  January 28, 2000

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                1999               1998
                                                            ------------       ------------
CASH                                                        $    556,962       $    706,907

ACCOUNTS RECEIVABLE, including $24,885 and $43,766 due
    from affiliates in 1999 and 1998, respectively               806,712            722,919

PREPAID EXPENSES AND OTHER ASSETS                                 78,012            109,387

INVESTMENT IN CABLE TELEVISION PROPERTIES:
       Property and equipment, at cost                        28,912,812         28,835,350
       Less- Accumulated depreciation                        (14,639,656)       (14,744,674)
                                                            ------------       ------------
                                                              14,273,156         14,090,676

       Franchise agreements (net of accumulated
          amortization of $13,309,803 in 1999 and
          $11,179,542 in 1998)                                13,917,591         16,047,851
       Acquisition costs (net of accumulated
          amortization of $107,709 in 1999 and $60,545
          in 1998)                                               129,862            177,026
       Loan fees and other intangibles (net of
          accumulated amortization of $911,862 in 1999
          and $609,832 in 1998)                                  841,238          1,117,203
                                                            ------------       ------------
               Total investment in cable television
                  properties                                  29,161,847         31,432,756
                                                            ------------       ------------

               Total assets                                 $ 30,603,533       $ 32,971,969
                                                            ============       ============

                              LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:
    Accounts payable                                        $    607,156       $    399,031
    Other current liabilities                                    719,404            782,712
    Due to general partner and affiliates
                                                                  46,388            142,746
    Deposits                                                      35,422             57,057
    Subscriber prepayments                                       412,628            495,177
    Note payable                                              28,965,281         31,372,848
                                                            ------------       ------------
               Total liabilities                              30,786,279         33,249,571
                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT:
    General partners-
        Contributed capital, net                                 (37,565)           (37,565)
        Accumulated deficit                                      (91,277)           (92,266)
                                                            ------------       ------------
                                                                (128,842)          (129,831)
                                                            ------------       ------------
    Limited partners-
       Contributed capital, net -
          29,784 units in 1999 and 29,792 in 1998              8,982,444          8,986,444
       Accumulated deficit                                    (9,036,348)        (9,134,215)
                                                            ------------       ------------
                                                                 (53,904)          (147,771)
                                                            ------------       ------------
               Total liabilities and partners' deficit      $ 30,603,533       $ 32,971,969
                                                            ============       ============


      The accompanying notes are an integral part of these balance sheets.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                        1999               1998               1997
                                                    ------------       ------------       ------------
REVENUE                                             $ 15,005,218       $ 14,746,766       $  9,644,320
                                                    ------------       ------------       ------------
EXPENSES:
    Operating (including $286,365, $285,212
       and $238,691, net, paid to affiliates
        in 1999, 1998 and 1997, respectively)          1,320,255          1,262,672            913,361
    General and administrative (including
       $1,575,500, $1,632,936 and $1,075,881,
       net, paid to affiliates in 1999, 1998
       and 1997, respectively)                         4,064,866          3,790,975          2,357,842

    Programming (including $233,163, $241,521
       and $258,388, net, paid to affiliates
       in 1999, 1998 and 1997, respectively)           3,915,701          3,784,358          2,301,320
    Depreciation and amortization                      4,392,073          4,287,623          2,010,301
                                                    ------------       ------------       ------------
                                                      13,692,895         13,125,628          7,582,824
                                                    ------------       ------------       ------------
               Operating income                        1,312,323          1,621,138          2,061,496

OTHER INCOME (EXPENSE):
    Interest income                                       26,668             17,932              9,074
    Interest expense                                  (2,379,744)        (2,566,743)          (846,609)
    Gain (loss) on disposal of assets                  1,330,533           (229,940)             7,095
    Other expense                                       (190,924)          (211,988)           (15,157)
                                                    ------------       ------------       ------------
               Net income (loss)                    $     98,856       $ (1,369,601)      $  1,215,899
                                                    ============       ============       ============
ALLOCATION OF NET INCOME (LOSS):
    General partners                                $        989       $    (13,696)      $     12,159
                                                    ============       ============       ============

    Limited partners                                $     97,867       $ (1,355,905)      $  1,203,740
                                                    ============       ============       ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT      $          3       $        (46)      $         40
                                                    ============       ============       ============


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                  General           Limited
                                                  Partners          Partners           Total
                                                 -----------       -----------       -----------
BALANCE, December 31, 1996                       $  (128,294)      $    16,394       $  (111,900)

    Repurchase of limited partnership units               --            (8,000)           (8,000)

    Net income                                        12,159         1,203,740         1,215,899
                                                 -----------       -----------       -----------
BALANCE, December 31, 1997                          (116,135)        1,212,134         1,095,999

    Repurchase of limited partnership units               --            (4,000)           (4,000)

    Net loss                                         (13,696)       (1,355,905)       (1,369,601)
                                                 -----------       -----------       -----------
BALANCE, December 31, 1998                          (129,831)         (147,771)         (277,602)

    Repurchase of limited partnership units               --            (4,000)           (4,000)

    Net income                                           989            97,867            98,856
                                                 -----------       -----------       -----------
BALANCE, December 31, 1999                       $  (128,842)      $   (53,904)      $  (182,746)
                                                 ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                           1999                1998               1997
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $     98,856       $ (1,369,601)      $  1,215,899
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
          Depreciation and amortization expense                            4,392,073          4,287,623          2,010,301
          Amortization of loan costs                                         190,923            182,859             15,157
          (Gain) loss on disposal of assets                               (1,330,533)           229,940             (7,095)
          (Increase) decrease in operating assets:
              Accounts receivable                                            131,092           (278,190)           (74,688)
              Prepaid expenses and other assets                             (120,998)           153,371           (181,817)
          Increase (decrease) in operating liabilities:
              Accounts payable and other current liabilities                 144,817            224,658            254,763
              Due to General Partner and affiliates                         (121,243)           (12,090)           (57,662)
              Deposits                                                       (21,635)           (35,036)           (22,106)
              Subscriber prepayments                                         (82,549)            85,225             (5,718)
                                                                        ------------       ------------       ------------
               Net cash provided by operating activities                   3,280,803          3,468,759          3,147,034
                                                                        ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                               (2,659,141)        (2,820,143)        (1,662,999)
    Acquisition of cable system                                                   --        (20,500,000)                --
    Proceeds from disposal of assets                                       1,726,026                500              9,475
    Purchase of other intangibles                                            (59,887)           (77,199)          (210,414)
                                                                        ------------       ------------       ------------
               Net cash used in investing activities                        (993,002)       (23,396,842)        (1,863,938)
                                                                        ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                   --         20,473,427            760,000
    Principal payments on notes payable                                   (2,407,567)                --         (1,781,400)
    Repurchase of limited partnership units                                   (4,000)            (4,000)            (8,000)
    Loan fees and other costs                                                (26,179)            (7,471)          (495,637)
                                                                        ------------       ------------       ------------
               Net cash (used in) provided by financing activities        (2,437,746)        20,461,956         (1,525,037)
                                                                        ------------       ------------       ------------

(DECREASE) INCREASE IN CASH                                                 (149,945)           533,873           (241,941)

CASH, beginning of year                                                      706,907            173,034            414,975
                                                                        ------------       ------------       ------------
CASH, end of year                                                       $    556,962       $    706,907       $    173,034
                                                                        ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                              $  2,373,440       $  2,562,492       $    847,682
                                                                        ============       ============       ============


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Six Limited Partnership (the Partnership), a Washington limited partnership, was formed on January 22, 1986. The Partnership was formed to acquire, develop and operate cable television systems. The Partnership began operations on November 3, 1986 by acquiring a cable television system in Mississippi. Subsequently, additional cable television systems were acquired in Mississippi, North Carolina and South Carolina. The Partnership has 35 nonexclusive franchises to operate cable systems for periods, which will expire at various dates through 2017.

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

FN Equities Joint Venture, a California joint venture, is the Administrative General Partner of the Partnership.

Under the terms of the Partnership's credit agreement, all amounts outstanding under the note payable become due and payable on December 31, 2000. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to renegotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

The general partners are currently in the process of formulating a proposal to liquidate the assets of the partnership, which, in the opinion of the General Partner, would provide sufficient proceeds to retire all the Partnership's obligations. Such a proposal would require approval by a majority in interest of limited partners. It is anticipated this liquidation would occur in the first quarter of 2001. Based on preliminary discussions with the lenders, management and the lenders believe it is not unreasonable that the Partnership could arrange financing to continue its operations if necessary, assuming no deterioration in its operations and the bank credit markets remain open.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners' deficit. No limited partner is obligated to make any additional contribution to Partnership capital.

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

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

      Buildings                                             20 years
      Distribution plant                                    10 years
      Other equipment and leasehold
        improvements                                      5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, is less than the carrying amount, an impairment loss would be recognized.

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

Intangible Assets

Costs assigned to franchise agreements, loan fees, acquisition costs and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

        Franchise agreements                              10-20 years
        Acquisition costs                                     5 years
        Loan fees and other intangibles                    1-10 years

Revenue Recognition

Cable television service revenue, including service maintenance and installation revenues, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $507,932, $456,007, and $441,308 respectively, in 1999, 1998 and 1997.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133" the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

Staff Accounting Bulletin (SAB) No. 101 - In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended March 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

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

3.  TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $900,313, $884,806, and $578,720 in 1999, 1998 and 1997,
respectively.

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

The limited partners' total initial contributions to capital were $15,000,000 ($500 per partnership unit). As of December 31, 1999, $3,817,997 ($127.50 per partnership unit) has been distributed to the limited partners, and the Partnership has repurchased $100,745 of limited partnership units (173 units at $500 per unit and 43 units at $325 per unit).

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $719,456, $663,191, and $497,964 for 1999, 1998 and 1997, respectively.

In 1999, 1998 and 1997, the Partnership paid installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $73,965, $79,590, and $68,685, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $160,722, $290,147, and $179,807, net, under the terms of these agreements during 1999, 1998 and 1997, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees paid to NCN during 1999, 1998 and 1997 were $178,797, $165,147, and $176,333, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $69,752, $57,611, and $70,777 in 1999, 1998 and 1997, respectively, for these services.

Due to General Partner and Affiliates

                                                         December 31,
                                                   ------------------------
                                                     1999            1998
                                                   --------        --------
     Management fees                               $     --        $ 68,187
     Reimbursable operating costs and other          12,417          45,940
     Other amounts due to affiliates, net            33,971          28,619
                                                   --------        --------
                                                   $ 46,388        $142,746
                                                   ========        ========

4.  PROPERTY AND EQUIPMENT:

                                                  December 31,
                                         ------------------------------
                                            1999               1998
                                         -----------        -----------
         Land and buildings              $   858,198        $   881,669
         Distribution plant               26,230,081         26,424,483
         Other equipment                   1,738,465          1,488,648
         Leasehold improvements               40,550             40,550
         Construction in progress             45,518                 --
                                         -----------        -----------
                                         $28,912,812        $28,835,350
                                         ===========        ===========

5.  OTHER CURRENT LIABILITIES:

                                                 December 31,
                                           ------------------------
                                             1999            1998
                                           --------        --------
            Programmer license fees        $ 52,159        $363,130
            Accrued property taxes          133,728          12,653
            Accrued franchise fees          253,003         245,867
            Other                           280,514         161,062
                                           --------        --------
                                           $719,404        $782,712
                                           ========        ========

6.  NOTE PAYABLE:

The Partnership's note payable consisted of a revolving credit and term loan agreement, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.18%. It is due in full on December 31, 2000.

Under the terms of the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annual Operating Cash Flow to Interest Expense Ratio greater than 2.25 to 1, and a Senior Debt to Annualized Operating Cash Flow Ratio of 5.25 to 1, amongst others. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. As of December 31, 1999, the Partnership was in compliance with the terms of the loan agreement.

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

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 1999. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under generally accepted accounting principles. Traditionally, there are no other significant differences between taxable income and the net income reported in the statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $214,581, $209,627, and $123,776 in 1999, 1998 and 1997, respectively. Minimum lease payments through the end of the lease terms are as follows:

                2000                                     $15,583
                2001                                      12,431
                2002                                       3,133
                2003                                       1,083
                2004                                         283
                Thereafter                                 1,954
                                                         -------
                                                         $34,467
                                                         =======

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1999, 1998, and 1997, respectively, the Partnership was charged $20,197, $20,878 and $14,324 by the fund. As of December 31, 1999, the fund had a balance of $360,815.

9.  ACQUISITION OF SYSTEMS AND DISPOSITION OF ASSETS:

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

On April 30, 1999, the Partnership sold cable television systems serving approximately 1,400 subscribers in and around the communities of Sandersville, Heidelberg and Laurel, Mississippi. The system was sold at a sales price of $1,900,000 of which the Partnership received $1,710,000. The remaining balance of $190,000 will be held in escrow for one year from the date of sale. The Partnership used net proceeds of $1,540,000 to pay down the existing bank debt.

Pro Forma operating results of the Partnership for 1999 and 1998, assuming the disposition described above had been completed as of the beginning of 1998 follows:

                                                   For the Years Ended
                                                       December 31,
                                             ---------------------------------
                                                 1999                 1998
                                             ------------         ------------
                                             (unaudited)           (unaudited)
Revenue                                      $ 14,813,800         $ 14,183,431
                                             ============         ============

Net loss                                     $ (1,482,272)        $ (1,271,034)
                                             ============         ============

Net loss per limited partnership unit                 (50)                 (43)
                                             ============         ============

10.  SUBSEQUENT EVENT:

The Partnership previously filed a Preliminary Proxy Statement with the Securities and Exchange Commission related to the proposed sale of the cable television and other assets of the Partnership to Northland Cable Properties, Inc., a wholly owned subsidiary of the General Partner for an aggregate purchase price of $76,000,000. In the first quarter of 2000, the General Partner made a decision to terminate the proposal and withdraw the proxy statement. The General Partner plans to formulate another liquidation proposal to the limited partners in 2000. It is estimated that any sale of the Partnership would not occur until the first quarter of 2001.