Form 10-Q/A
period 1999-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-04-05
CIK 788736

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

For the transition period from
                              -------------------------------------------------
Commission File Number:        0-16063
                       --------------------------------------------------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
           -----------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

           Washington                                    91-1318471
    -----------------------                  ---------------------------------
    (State of Organization)                  (IRS Employer Identification No.)

          1201 Third Avenue, Suite 3600, Seattle, Washington   98101
          -------------------------------------------------------------
             (Address of Principal Executive Offices)        (Zip Code)

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

                                    Yes   X       No
                                         ---        ---

This filing contains     pages. Exhibits index appears on page     .
                    ----                                       ----

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

Operating expenses totaled $339,387 for the three months ended March 31, 1999, representing an increase of approximately 22% over the same period in 1998. This is primarily due to the addition of technical and regional personnel, a one time adjustment to pole rental costs in 1999 in the amount of $5,500 due to an understatement of expense in 1998 as well as increased system maintenance.

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

      NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

      BY:   Northland Communications Corporation,
            Managing General Partner



Dated: ________  BY:  /s/ RICHARD I. CLARK
                    --------------------------------
                      Richard I. Clark
                      (Vice President/Treasurer)



Dated: ________  BY:  /s/ GARY S. JONES
                    --------------------------------
                      Gary S. Jones
                      (Vice President)