Form 10-Q/A
period 1999-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-04-05
CIK 788736

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

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
           -----------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

           Washington                                    91-1318471
    -----------------------                   ---------------------------------
    (State of Organization)                   (IRS Employer Identification No.)

        1201 Third Avenue, Suite 3600, Seattle, Washington    98101
        --------------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)

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

Gain (loss) on sale of assets changed from a loss of $92,330 for the nine months ended September 30, 1998 to a gain of $1,604,222 for the same period in 1999 as a result of the gain recognized on the sale of the Sandersville System in April 1999.

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

Depreciation and amortization expenses totaled $1,058,842 for the three months ended September 30, 1999, representing a decrease of approximately 14% over the same period in 1998. This is primarily due to an understatement of expense in the first quarter of 1998 in the amount of $164,000 that was recognized in the third quarter of 1998. This adjustment had the impact of increasing the loss attributable to the limited partners and general partners for the quarter ended September 30, 1998 by $162,360 and $1,640 respectively. Excluding the impact of the amortization adjustment in 1998, depreciation and amortization expense for the three months ended September 30, 1999 would have remained constant with the same period in 1998.

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

      NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

      BY:   Northland Communications Corporation,
            Managing General Partner



Dated: ________  BY:  /s/ RICHARD I. CLARK
                    ---------------------------------------
                      Richard I. Clark
                      (Vice President/Treasurer)



Dated: ________  BY:  /s/ GARY S. JONES
                    ---------------------------------------
                      Gary S. Jones
                      (Vice President)