Form 10-K/A
period 1998-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-04-20
CIK 788736

               FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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

   Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business (for a more extensive discussion of The Act, see Regulation and Legislation). Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

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


   General and administrative expenses totaled $3,790,975 for the year ended December 31, 1998, representing an increase of approximately 61% over 1997. The acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems increased general and administrative expenses 60%. The expenses for the remaining systems increased 1% primarily due to higher revenue based expenses such as franchise fees, copyright fees and management fees as a result of revenue gains discussed above, offset by a one time adjustment to copyright fees in the amount of $7,800 due to an overstatement of expense in 1997. Significant general and administrative expenses are based on revenues. As the Partnership's revenue increases, the trend of increased administrative expenses is expected to continue.


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

                      By:  /s/ John S. Whetzell            Date: April 19, 2000
                           -----------------------------         --------------
                               John S. Whetzell, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURES                                    CAPACITIES                                DATE

/s/ John S. Whetzell           Chief executive officer of registrant; chief executive         April 19, 2000
----------------------------        officer and chairman of the board of directors
John S. Whetzell                    of Northland Communications Corporation


/s/ Richard I. Clark           Director of Northland Communications Corporation               April 19, 2000
----------------------------
Richard I. Clark


/s/ John E. Iverson            Director of Northland Communications Corporation               April 19, 2000
----------------------------
John E. Iverson


/s/ Gary S. Jones              Principal financial officer and principal accounting officer   April 19, 2000
----------------------------       of the registrant; vice President, principal financial
Gary S. Jones                      officer and principal accounting officer of Northland
                                   Communications Corporation



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

Intangible Assets

Costs assigned to franchise agreements, loan fees, acquisition costs and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

      Franchise agreements                                10-20 years
      Acquisition costs                                       5 years
      Loan fees and other intangibles                      1-10 years

Revenue Recognition


Cable television service revenue, including service maintenance and installation revenue, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $456,007, $441,308 and $363,132 respectively, in 1998, 1997 and 1996.


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