Form 10-Q
period 2000-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-05-12
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 2000

                                       Or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

        Commission File Number: 0-16063

                 NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
         ----------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                Washington                              91-1318471
         ----------------------------------------------------------------------
        (State of Organization)                (IRS Employer Identification No.)

         1201 Third Avenue, Suite 3600, Seattle, Washington            98101
        ------------------------------------------------------------------------
               (Address of Principal Executive Offices)               (Zip Code)

                                 (206) 621-1351
         ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
         ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                                March 31,         December 31,
                                                                  2000              1999
                                                              ------------       ------------
                                     ASSETS

Cash                                                          $  1,002,411       $    556,962
Accounts receivable                                                790,376            806,712
Prepaid expenses                                                   123,436             78,012
Property and equipment, net of accumulated
  depreciation of $15,127,424 and $14,639,656,
  respectively                                                  13,944,342         14,273,156
Intangible assets, net of accumulated
  amortization of $14,977,593 and $14,329,374,
  respectively                                                  14,252,926         14,888,691

                                                              ------------       ------------
Total assets                                                  $ 30,113,491       $ 30,603,533
                                                              ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                         $    807,634       $  1,326,560
Due to managing general partner and affiliates                      75,330             46,388
Converter deposits                                                  33,943             35,422
Subscriber prepayments                                             598,146            412,628
Notes payable                                                   28,965,281         28,965,281

                                                              ------------       ------------
                  Total liabilities                             30,480,334         30,786,279
                                                              ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                        (37,565)           (37,565)
   Accumulated deficit                                             (93,118)           (91,277)

                                                              ------------       ------------
                                                                  (130,683)          (128,842)
                                                              ------------       ------------

 Limited Partners:
   Contributed capital, net                                      8,982,444          8,982,444
   Accumulated deficit                                          (9,218,604)        (9,036,348)

                                                              ------------       ------------
                                                                  (236,160)           (53,904)
                                                              ------------       ------------


                  Total partners' equity                          (366,843)          (182,746)
                                                              ------------       ------------


Total liabilities and partners' equity                        $ 30,113,491       $ 30,603,533
                                                              ============       ============


            The accompanying notes to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                        For the three months ended March 31,
                                                        ----------------------------------
                                                            2000                  1999
                                                        ------------           -----------
Service revenues                                         $ 3,753,415           $ 3,732,791

Expenses:
Operating (including $78,210
     and $60,430 to affiliates, respectively)                304,646               339,387
General and administrative (including
     $393,404 and $366,067 to affiliates,
     respectively)                                           891,032               904,103
Programming (including $63,012
     and $28,308 to affiliates, respectively)                985,622               982,635
Depreciation and amortization                              1,116,401             1,158,647

                                                         -----------           -----------
                                                           3,297,701             3,384,772
                                                         -----------           -----------

Income from operations                                       455,714               348,019

Other income (expense):
   Interest expense                                         (601,440)             (619,203)
   Amortization of loan fees                                 (50,655)              (45,715)
   Interest income                                             7,580                 5,740
   Gain on sale of assets                                      4,708                    --
                                                         -----------           -----------
                                                            (639,807)             (659,178)
                                                         -----------           -----------


Net loss                                                 $  (184,093)             (311,159)
                                                         ===========           ===========


Allocation of net loss:

   General Partners                                      $    (1,841)          $    (3,112)
                                                         ===========           ===========


   Limited Partners                                      $  (182,252)          $  (308,047)
                                                         ===========           ===========


Net loss per limited partnership unit:
 (29,784 units)                                          $        (6)          $       (10)
                                                         ===========           ===========


Net loss per $1,000 investment                           $       (12)          $       (21)
                                                         ===========           ===========




            The accompanying notes to unaudited financial statements
                     is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                             For the three months ended March 31,
                                                             ---------------------------------
                                                                2000                   1999
                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $  (184,093)          $  (311,159)
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                               1,116,401             1,158,647
   Amortization of loan fees                                      50,655                45,715
   Gain on sale of assets                                         (4,708)                   --
   (Increase) decrease in operating assets:
     Accounts receivable                                          16,336               203,752
     Prepaid expenses                                            (45,424)              (17,774)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                      (518,926)             (410,679)
     Due to managing general partner and affiliates               28,942                26,296
     Converter deposits                                           (1,479)               (7,069)
     Subscriber prepayments                                      185,518                53,411

                                                             -----------           -----------
Net cash from operating activities                               643,222               741,140
                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                         (192,319)             (355,341)
Proceeds from sale of property                                     7,000                    --
Increase in intangibles                                          (12,454)                   --

                                                             -----------           -----------
Net cash used in investing activities                           (197,773)             (355,341)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                      --              (312,500)
Repurchase of limited partner interest                                --                (4,000)

                                                             -----------           -----------
Net cash used in financing activities                                 --              (316,500)
                                                             -----------           -----------

INCREASE IN CASH                                                 445,449                69,299

CASH, beginning of period                                        556,962               706,907


                                                             -----------           -----------
CASH, end of period                                          $ 1,002,411           $   776,206
                                                             ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $   608,025           $   608,579
                                                             ===========           ===========


            The accompanying notes to unaudited financial statements
                    is an integral part of these statements

                      NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            NOTES TO UNAUDITED FINANCIAL STATEMENTS

    (1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, its statements of operations and cash flows for the three months ended March 31, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

    (2) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

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

    (3) In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended June 30, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

    (4) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

    (5) Under the terms of the Partnership's revolving credit and term loan agreement, all amounts outstanding under the note payable become due and payable on December 31, 2000. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to renegotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

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

    ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Revenues totaled $3,753,415 for the three months ended March 31, 2000, representing an increase of approximately 1% over the same period in 1999. Of these revenues, $2,720,354 (72%) was derived from basic service charges, $338,676 (9%) from premium services, $234,663 (6%) from tier services, $90,154 (2%) from installation charges, $97,967 (3%) from service maintenance contracts, $132,131 (4%) from advertising, and $139,470 (4%) from other sources. The April 1999 disposition of the Sandersville System decreased revenues approximately $142,000 or 4%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 5%. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1999.

    Operating expenses totaled $304,646 for the three months ended March 31, 2000, representing a decrease of approximately 10% over the same period in 1999. Excluding the impact of the Sandersville System disposition, operating expenses would have decreased approximately 4% for the three months ended March 31, 2000. This is primarily due to decreased system maintenance and drop material costs offset by increased vehicle operating expenses.

    General and administrative expenses totaled $891,032 for the three months ended March 31, 2000, representing a decrease of approximately 1% over the same period in 1999. Excluding the impact of the Sandersville System disposition, general and administrative expenses for the three months ended March 31, 2000 would have increased approximately 2% for the three months ended March 31, 2000. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased property taxes, utilities and accounting services offset by reduced bad debt expense and travel expense.

    Programming expenses totaled $985,622 for the three months ended March 31, 2000, remaining essentially unchanged from the same period in 1999. Adjusting for the Sandersville System disposition, programming expenses would have increased approximately 5% for the three months ended March 31, 2000 compared to the same period in 1999. This is mainly due to higher costs charged by various program suppliers.

    Depreciation and amortization expenses totaled $1,116,401 for the three months ended March 31, 2000, representing a decrease of approximately 4% over the same period in 1999. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

    Interest expense for the three months ended March 31, 2000 decreased approximately 3% over the same period in 1999. The average bank debt decreased from $31,372,848 during the first quarter of 1999 to $28,965,281 during the first quarter of 2000, and the Partnership's effective interest rate increased from 7.89% in 1999 to 8.31% in 2000.

    Liquidity and Capital Resources

    The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of March 31, 2000. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to December 31, 2000. Under the terms of the Partnership's revolving credit and term loan agreement, all amounts outstanding under the note payable become due and payable on December 31, 2000. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to renegotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

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

    During the three months ended March 31, 2000, the Partnership's primary sources of liquidity were cash provided from operations and credit available under its revolving credit and term loan agreement. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During the three months ended March 31, 2000, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

    Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of
    5.25 to 1, and an annual operating cash flow to interest expense ratio of not less than 2.25 to 1. As of March 31, 2000, the Partnership was in compliance with its required financial covenants.

    As of the date of this filing, the balance under the credit facility is $28,965,281. Certain fixed rate agreements expired during the first quarter of 2000. As of the date of this filing, interest rates on the credit facility were as follows: $28,965,281 fixed at Libor based rate of 8.1825% expiring May 30, 2000. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

    Capital Expenditures

    During the first quarter of 2000, the Partnership incurred approximately $192,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz in the Starkville, MS system, the initial phase of a 550 MHz system upgrade in the Forest, MS system, a continued system upgrade to 450 MHz in the Barnwell, SC system and channel additions in the Bennettsville, SC system.

    Planned expenditures for the balance of 2000 include specific digital service launches, continuation of construction on the fiber optic backbone and ongoing system upgrade to 550 MHz in the Starkville, MS system, a continued system upgrade to 550 MHz in the Forest, MS system, the continued deployment of fiber and system upgrade construction in the Highlands, NC system, a continued upgrade to 450 MHz in the Barnwell, SC system, and various line extensions in all of the systems.

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


        ITEM 1 Legal proceedings
                  None

        ITEM 2 Changes in securities
                  None

        ITEM 3 Defaults upon senior securities
                  None

        ITEM 4 Submission of matters to a vote of security holders
                  None

        ITEM 5 Other information
                  None

        ITEM 6 Exhibits and Reports on Form 8-K


        (a)  Exhibit index

               27.0 Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

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

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                BY:  Northland Communications Corporation,
                       Managing General Partner



        Dated: ________  BY:  /s/ RICHARD I. CLARK
                                  ----------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



        Dated: ________  BY:  /s/ GARY S. JONES
                                  -------------
                                    Gary S. Jones
                                    (Vice President)

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

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

               BY:  Northland Communications Corporation,
                      Managing General Partner



        Dated:                  BY:
               ---------------
                                Richard I. Clark
                                (Vice President/Treasurer)



        Dated:                  BY:
               ---------------
                             Gary S. Jones
                             (Vice President)