Form 10-Q
period 2000-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-08-11
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended  JUNE 30, 2000
                                        ----------------------------------------

                                       Or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from
                                        ----------------------------------------

        Commission File Number:  0-16063
                                 -----------------------------------------------

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     June 30,        December 31,
                                                       2000              1999
                                                   ------------      ------------
                                     ASSETS
Cash                                               $  1,629,957      $    556,962
Due from affiliates                                      18,002            24,885
Accounts receivable                                     646,955           781,827
Prepaid expenses                                        112,329            78,012
Property and equipment, net of accumulated
  depreciation of $15,646,492 and $14,639,656,
  respectively                                       13,842,189        14,273,156
Intangible assets, net of accumulated
  amortization of $15,625,798 and $14,329,374,
  respectively                                       13,604,721        14,888,691
                                                   ------------      ------------
Total assets                                       $ 29,854,153      $ 30,603,533
                                                   ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $    886,262      $  1,326,560
Due to managing general partner and affiliates           57,822            46,388
Converter deposits                                       32,783            35,422
Subscriber prepayments                                  474,738           412,628
Notes payable                                        28,965,281        28,965,281
                                                   ------------      ------------
        Total liabilities                            30,416,886        30,786,279
                                                   ------------      ------------

Partners' equity:
  General Partners:
    Contributed capital, net                            (37,565)          (37,565)
    Accumulated deficit                                 (95,077)          (91,277)
                                                   ------------      ------------
                                                       (132,642)         (128,842)
                                                   ------------      ------------

Limited Partners:
   Contributed capital, net                           8,982,444         8,982,444
   Accumulated deficit                               (9,412,535)       (9,036,348)
                                                   ------------      ------------
                                                       (430,091)          (53,904)
                                                   ------------      ------------
        Total partners' equity                         (562,733)         (182,746)
                                                   ------------      ------------
Total liabilities and partners' equity             $ 29,854,153      $ 30,603,533
                                                   ============      ============


         The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                         For the six months ended June 30,
                                                         ---------------------------------
                                                            2000                  1999
                                                         -----------           -----------
Service revenues                                         $ 7,556,951           $ 7,497,999

Expenses:
  Operating (including $171,573
    and $150,648 to affiliates, respectively)                 583,121               669,938
  General and administrative (including
    $287,694 and $338,326 to affiliates,
    respectively)                                          1,847,340             1,844,762
Programming (including $47,725
    and $126,641 to affiliates, respectively)              1,972,111             1,960,954
Depreciation and amortization                              2,233,020             2,232,866
                                                         -----------           -----------
                                                           6,635,592             6,708,520
                                                         -----------           -----------

Income from operations                                       921,359               789,479

Other income (expense):
    Interest expense                                      (1,223,831)           (1,216,787)
    Amortization of loan fees                               (101,310)              (91,429)
    Interest income                                           19,090                12,567
    Gain on sale of assets                                     4,708             1,662,267
                                                         -----------           -----------
                                                          (1,301,343)              366,618
                                                         -----------           -----------
Net (loss) income                                        $  (379,984)            1,156,097
                                                         ===========           ===========

Allocation of net (loss) income:

    General Partners                                     $    (3,800)          $    11,561
                                                         ===========           ===========

    Limited Partners                                     $  (376,184)          $ 1,144,536
                                                         ===========           ===========

Net (loss) income per limited partnership unit:
  (29,784 units)                                         $       (13)          $        38
                                                         ===========           ===========

Net (loss) income per $1,000 investment                  $       (25)          $        77
                                                         ===========           ===========


         The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                           For the three months ended June 30,
                                                           -----------------------------------
                                                              2000                    1999
                                                           -----------             -----------
Service revenues                                           $ 3,803,536             $ 3,765,209

Expenses:
  Operating (including $111,163
    and $72,438 to affiliates, respectively)                   278,475                 330,551
  General and administrative (including
    $78,103 and $55,078 from affiliates,
    respectively)                                              956,308                 940,659
Programming (including $19,417
    and $63,629 to affiliates, respectively)                   986,489                 978,319
Depreciation and amortization                                1,116,619               1,074,219
                                                           -----------             -----------
                                                             3,337,891               3,323,748
                                                           -----------             -----------

Income from operations                                         465,645                 441,461

Other income (expense):
  Interest expense                                            (622,391)               (597,584)
  Amortization of loan fees                                    (50,655)                (45,714)
  Interest income                                               11,510                   6,826
  Gain on sale of assets                                            --               1,662,267
                                                           -----------             -----------
                                                              (661,536)              1,025,795
                                                           -----------             -----------
Net (loss) income                                          $  (195,891)            $ 1,467,256
                                                           ===========             ===========

Allocation of net (loss) income

  General Partners                                         $    (1,959)            $    14,673
                                                           ===========             ===========

   Limited Partners                                        $  (193,932)            $ 1,452,583
                                                           ===========             ===========

Net (loss) income per limited partnership unit:
  (29,784 units)                                           $        (7)            $        49
                                                           ===========             ===========

Net (loss) income per $1,000 investment                    $       (14)            $        98
                                                           ===========             ===========


         The accompanying notes to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                               2000                  1999
                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                           $  (379,984)          $ 1,156,097
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                               2,233,020             2,232,866
  Amortization of loan fees                                     101,310                91,429
  Gain on sale of assets                                         (4,708)           (1,662,267)
  (Increase) decrease in operating assets:
    Due to affiliates                                             6,883                (3,637)
    Accounts receivable                                         134,872                41,196
    Prepaid expenses                                            (34,317)              (69,695)
  Increase (decrease) in operating liabilities
    Accounts payable and accrued expenses                      (440,298)             (269,170)
    Due to managing general partner and affiliates               11,434                31,689
    Converter deposits                                           (2,639)              (17,279)
    Subscriber prepayments                                       62,110              (209,874)
                                                            -----------           -----------
Net cash from operating activities                            1,687,683             1,321,355
                                                            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net                        (609,234)           (1,197,831)
Proceeds from sale of property                                    7,000             1,900,000
Increase in intangibles                                         (12,454)               (4,062)
                                                            -----------           -----------
Net cash (used in) from investing activities                   (614,688)              698,107
                                                            -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                     --            (2,407,589)
Repurchase of limited partner interest                               --                (4,000)

                                                            -----------           -----------
Net cash used in financing activities                                --            (2,411,589)
                                                            -----------           -----------

INCREASE (DECREASE) IN CASH                                   1,072,995              (392,127)

CASH, beginning of period                                       556,962               706,907
                                                            -----------           -----------
CASH, end of period                                         $ 1,629,957           $   314,780
                                                            ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                  $ 1,218,941           $ 1,217,243
                                                            ===========           ===========


         The accompanying notes to unaudited financial statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, its statements of operations for the six and three months ended June 30, 2000 and 1999 and its statements of cash flows for the six months ended June 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(3) In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin become effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

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

The general partners are currently in the process of formulating a proposal to liquidate the assets of the partnership, which, in the opinion of the Managing General Partner, would provide sufficient proceeds to retire all the Partnership's obligations. Such a proposal would require approval by a majority in interest of limited partners. It is anticipated this liquidation would occur in the first quarter of 2001. Based on preliminary discussions with the lenders, management and the lenders believe it is not unreasonable that the Partnership could arrange financing to continue its operations if necessary, assuming no deterioration in its operations and the bank credit markets remain open.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues totaled $7,556,951 for the six months ended June 30, 2000, representing an increase of approximately 1% over the same period in 1999. Of these revenues, $5,469,439 (72%) was derived from basic service charges, $692,389 (9%) from premium services, $470,566 (6%) from tier services, $184,741 (2%) from installation charges, $198,048 (3%) from service maintenance contracts, $274,812 (4%) from advertising, and $266,956 (4%) from other sources. The April 1999 disposition of the Sandersville System decreased revenues approximately $189,000 or 2%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 3%. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1999.

Operating expenses totaled $583,121 for the six months ended June 30, 2000, representing a decrease of approximately 13% over the same period in 1999. Excluding the impact of the Sandersville System disposition, operating expenses would have decreased approximately 9% for the six months ended June 30, 2000. This is primarily due to decreased operating salaries, regional management expense, system maintenance and drop material costs offset by increased pole rental expense.

General and administrative expenses totaled $1,847,340 for the six months ended June 30, 2000, remaining consistent with the same period in 1999. Excluding the impact of the Sandersville System disposition, general and administrative expenses for the six months ended June 30, 2000 would have increased approximately 2% for the six months ended June 30, 2000. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased property taxes, bill processing expense and administrative services offset by reduced bad debt expense and telephone expense.

Programming expenses totaled $1,972,111 for the six months ended June 30, 2000, representing a 1% increase over the same period in 1999. Adjusting for the Sandersville System disposition, programming expenses would have increased approximately 3% for the six months ended June 30, 2000 compared to the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reduced local programming expense.

Depreciation and amortization expenses totaled $2,233,020 for the six months ended June 30, 2000, remaining consistent with the same period in 1999. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the six months ended June 30, 2000 increased approximately 1% over the same period in 1999. The average bank debt decreased from $30,652,990 during the first half of 1999 to $28,965,281 during the first half of 2000, and the Partnership's effective interest rate increased from 7.94% in 1999 to 8.45% in 2000.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues totaled $3,803,536 for the three months ended June 30, 2000, representing an increase of approximately 1% over the same period in 1999. Of these revenues, $2,749,085 (72%) was derived from basic service charges, $353,713 (9%) from premium services, $235,903 (6%) from tier services, $94,587 (2%) from installation charges, $100,081 (3%) from service maintenance contracts, $142,681 (4%) from advertising, and $127,486 (4%) from other sources. The April 1999 disposition of the Sandersville System decreased revenues approximately $47,000 or 1%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 2%. The increase in revenue is attributable primarily to rate increases placed into effect in August of 1999.

Operating expenses totaled $278,475 for the three months ended June 30, 2000, representing a decrease of approximately 16% over the same period in 1999. Excluding the impact of the Sandersville System disposition, operating expenses would have decreased approximately 14% for the three months ended June 30, 2000. This is primarily due to decreased operating salaries, regional management expense, system maintenance and drop material costs offset by increased pole rental expense.

General and administrative expenses totaled $956,308 for the three months ended June 30, 2000, representing an increase of approximately 2% over the same period in 1999. Excluding the impact of the Sandersville System disposition, general and administrative expenses for the three months ended June 30, 2000 would have increased approximately 3% for the three months ended June 30, 2000. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased property taxes, bill processing expense and administrative services offset by reduced bad debt expense and telephone expense.

Programming expenses totaled $986,489 for the three months ended June 30, 2000, remaining essentially unchanged from the same period in 1999. Adjusting for the Sandersville System disposition, programming expenses would have increased approximately 2% for the three months ended June 30, 2000 compared to the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reduced local programming expense.

Depreciation and amortization expenses totaled $1,116,619 for the three months ended June 30, 2000, representing an increase of approximately 4% over the same period in 1999. This is mainly due to depreciation on plant and equipment acquired during the last year offset by assets becoming fully depreciated during the year.

Interest expense for the three months ended June 30, 2000 increased approximately 4% over the same period in 1999. The average bank debt decreased from $29,933,133 during the second quarter of 1999 to $28,965,281 during the second quarter of 2000, and the Partnership's effective interest rate increased from 7.99% in 1999 to 8.6% in 2000.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of June 30, 2000. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to December 31, 2000. Under the terms of the Partnership's revolving credit and term loan agreement, all amounts outstanding under the note payable become due and payable on December 31, 2000. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to renegotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

The general partners are currently in the process of formulating a proposal to liquidate the assets of the partnership, which, in the opinion of the Managing General Partner, would provide sufficient proceeds to retire all the Partnership's obligations. Such a proposal would require approval by a majority in interest of limited partners. It is anticipated this liquidation would occur in the first quarter of 2001. Based on preliminary discussions with the lenders, management and the lenders believe it is not unreasonable that the Partnership could arrange financing to continue its operations if necessary, assuming no deterioration in its operations and the bank credit markets remain open.

During the three months ended June 30, 2000, the Partnership's primary sources of liquidity were cash provided from operations and credit available under its revolving credit and term loan agreement. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During the three months ended June 30, 2000, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1, and an annual operating cash flow to interest expense ratio of not less than 2.25 to 1. As of June 30, 2000, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $28,965,281. Certain fixed rate agreements expired during the first quarter of 2000. As of the date of this filing, interest rates on the credit facility were as follows: $28,965,281 fixed at Libor based rate of 8.684% expiring July 31, 2000. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 2000, the Partnership incurred approximately $609,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz in the Starkville, MS system, the initial phase of a 550 MHz system upgrade in the Forest, MS system, a continued system upgrade to 450 MHz in the Barnwell, SC system and small line extensions in various systems.

Planned expenditures for the balance of 2000 include continuation of construction on the system upgrade to 550 MHz in the Starkville, MS system, a continued system upgrade to 550 MHz in the Forest, MS system, the design for a system upgrade to 450 MHz in the city of Highlands, NC, a continued upgrade to 450 MHz in the Barnwell, SC system, and various line extensions in all of the systems.

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

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

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

                              NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                              BY: Northland Communications Corporation,
                                  Managing General Partner


        Dated: 8/11/00   BY:  /s/ RICHARD I. CLARK
                                  ---------------------------------
                                  Richard I. Clark
                                  (Vice President/Treasurer)


        Dated: 8/11/00   BY:  /s/ GARY S. JONES
                                  ---------------------------------
                                  Gary S. Jones
                                  (Vice President)