Form 10-Q
period 2000-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2000-11-14
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       Or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from________________________

                         Commission File Number: 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

           Washington                                    91-1318471
---------------------------------             ----------------------------------
    (State of Organization)                    (IRS Employer Identification No.)

            1201 Third Avenue, Suite 3600, Seattle, Washington 98101
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (206) 621-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        This filing contains __ pages. Exhibits index appears on page___.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                    September 30,      December 31,
                                                        2000               1999
                                                    ------------       ------------
                        ASSETS

Cash                                                $  1,917,554       $    556,962
Due from affiliates                                       11,330             24,885
Accounts receivable                                      664,162            781,827
Prepaid expenses                                         207,957             78,012
Property and equipment, net of accumulated
  depreciation of $16,071,239 and $14,639,656,
  respectively                                        14,052,176         14,273,156
Intangible assets, net of accumulated
  amortization of $16,273,428 and $14,329,374,
  respectively                                        12,957,091         14,888,691

                                                    ------------       ------------
Total assets                                        $ 29,810,270       $ 30,603,533
                                                    ============       ============


            LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $  1,201,586       $  1,326,560
Due to managing general partner and affiliates            81,643             46,388
Converter deposits                                        31,408             35,422
Subscriber prepayments                                   402,932            412,628
Notes payable                                         28,965,281         28,965,281

                                                    ------------       ------------
                  Total liabilities                   30,682,850         30,786,279
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                              (37,565)           (37,565)
   Accumulated deficit                                   (98,175)           (91,277)

                                                    ------------       ------------
                                                        (135,740)          (128,842)
                                                    ------------       ------------

 Limited Partners:
   Contributed capital, net                            8,982,444          8,982,444
   Accumulated deficit                                (9,719,284)        (9,036,348)

                                                    ------------       ------------
                                                        (736,840)           (53,904)
                                                    ------------       ------------


                  Total partners' equity                (872,580)          (182,746)
                                                    ------------       ------------


Total liabilities and partners' equity              $ 29,810,270       $ 30,603,533
                                                    ============       ============


                  The accompanying notes to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                        For the nine months ended September 30,
                                                         -----------------------------------
                                                             2000                   1999
                                                         ------------           ------------
Service revenues                                         $ 11,369,454           $ 11,207,212

Expenses:
  Operating (including $224,777
     and $225,107 to affiliates, respectively)                872,353                995,578
  General and administrative (including
     $1,120,142 and $1,170,594 to affiliates,
     respectively)                                          2,804,169              2,767,836
Programming (including $72,274
     and $186,236 to affiliates, respectively)              2,956,457              2,933,546
Depreciation and amortization                               3,337,310              3,291,708

                                                         ------------           ------------
                                                            9,970,289              9,988,668
                                                         ------------           ------------

Income from operations                                      1,399,165              1,218,544

Other income (expense):
   Interest expense                                        (1,867,435)            (1,805,262)
   Amortization of loan fees                                 (151,388)              (140,269)
   Interest income                                             34,017                 17,515
   (Loss) gain on sale of assets                             (104,190)             1,604,222
                                                         ------------           ------------
                                                           (2,088,996)              (323,794)
                                                         ------------           ------------


Net (loss) income                                        $   (689,831)               894,750
                                                         ============           ============


Allocation of net (loss) income:

   General Partners                                      $     (6,898)          $      8,948
                                                         ============           ============


   Limited Partners                                      $   (682,933)          $    885,803
                                                         ============           ============


Net (loss) income per limited partnership unit:
 (29,784 units)                                          $        (23)          $         30
                                                         ============           ============


Net (loss) income per $1,000 investment                  $        (46)          $         59
                                                         ============           ============

                  The accompanying notes to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                            For the three months ended September 30,
                                                             -------------------------------------
                                                                 2000                      1999
                                                             -----------               -----------
Service revenues                                             $ 3,812,503               $ 3,709,213

Expenses:
  Operating (including $53,184
     and $74,459 to affiliates, respectively)                    289,230                   325,640
  General and administrative (including
     $404,073 and $382,100 from affiliates,
     respectively)                                               956,831                   923,074
Programming (including $24,549
     and $59,595 to affiliates, respectively)                    984,345                   972,592
Depreciation and amortization                                  1,104,290                 1,058,842

                                                             -----------               -----------
                                                               3,334,696                 3,280,148
                                                             -----------               -----------

Income from operations                                           477,807                   429,065

Other income (expense):
   Interest expense                                             (643,604)                 (588,475)
   Amortization of loan fees                                     (50,079)                  (48,840)
   Interest income                                                14,927                     4,948
   Loss on sale of assets                                       (108,898)                  (58,045)
                                                             -----------               -----------
                                                                (787,654)                 (690,412)
                                                             -----------               -----------


Net loss                                                     $  (309,847)              $  (261,347)
                                                             ===========               ===========


Allocation of net loss

   General Partners                                          $    (3,098)              $    (2,613)
                                                             ===========               ===========


   Limited Partners                                          $  (306,749)              $  (258,734)
                                                             ===========               ===========


Net loss per limited partnership unit:
 (29,784 units)                                              $       (10)              $        (9)
                                                             ===========               ===========


Net loss per $1,000 investment                               $       (20)              $       (18)
                                                             ===========               ===========


                  The accompanying notes to unaudited financial
               statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                  For the nine months ended September 30,
                                                                  --------------------------------------
                                                                      2000                      1999
                                                                  ------------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                  $  (689,831)              $   894,750
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                     3,337,310                 3,291,708
   Amortization of loan fees                                           151,388                   140,269
   Loss (gain) on sale of assets                                       104,190                (1,604,222)
   (Increase) decrease in operating assets:
     Due from managing general partner and affiliates                   13,555                    36,771
     Accounts receivable                                               117,665                   160,192
     Prepaid expenses                                                 (129,945)                 (152,809)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                            (124,974)                 (180,755)
     Due to managing general partner and affiliates                     35,255                   (38,484)
     Converter deposits                                                 (4,014)                  (19,980)
     Subscriber prepayments                                             (9,696)                 (191,757)

                                                                   -----------               -----------
Net cash from operating activities                                   2,800,903                 2,335,683
                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                             (1,435,558)               (2,029,503)
Proceeds from sale of property/disposition of cable system               7,700                 1,718,279
Increase in intangibles                                                (12,453)                  (29,062)

                                                                   -----------               -----------
Net cash used in investing activities                               (1,440,311)                 (340,286)
                                                                   -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                                            --                (2,407,567)
Repurchase of limited partner interest                                      --                    (4,000)

                                                                   -----------               -----------
Net cash used in financing activities                                       --                (2,411,567)
                                                                   -----------               -----------

INCREASE (DECREASE) IN CASH                                          1,360,592                  (416,170)

CASH, beginning of period                                              556,962                   706,907


                                                                   -----------               -----------
CASH, end of period                                                $ 1,917,554               $   290,737
                                                                   ===========               ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                        $ 1,855,582               $ 1,805,719
                                                                   ===========               ===========

                  The accompanying notes to unaudited financial
               statements is an integral part of these statements

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 2000, its statements of operations for the nine and three months ended September 30, 2000 and 1999 and its statements of cash flows for the nine months ended September 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(3) In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin becomes effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

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

The general partners are currently in the process of formulating a proposal to liquidate the assets of the partnership, which, in the opinion of the Managing General Partner, would provide sufficient proceeds to retire all the Partnership's obligations. Such a proposal would require approval by a majority in interest of limited partners. It is anticipated this liquidation would occur in 2001. Based on preliminary discussions with the lenders, management and the lenders believe it is not unreasonable that the Partnership could arrange financing to continue its operations if necessary, assuming no deterioration in its operations and the bank credit markets remain open.

(6) On April 30, 1999, the Partnership sold cable television systems serving approximately 1,400 subscribers in and around the communities of Sandersville, Heidelberg and Laurel, Mississippi. The sales price of these systems was $1,900,000. The Partnership used net proceeds of $1,540,000 to pay down existing bank debt.

Pro forma operating results of the Partnership for the nine months ended September 30, 1999, assuming the disposition described above had been made as of the beginning of the period, are as follows:

                                       NINE MONTH PERIOD ENDED SEPT. 30,
                                                      1999
                                       ---------------------------------
     Service revenues                             $11,018,044
                                                  ===========
     Net Loss                                     $  (644,344)
                                                  ===========
     Net loss per limited
     partnership unit                             $       (22)
                                                  ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues totaled $11,369,454 for the nine months ended September 30, 2000, representing an increase of approximately 1% over the same period in 1999. Of these revenues, $8,224,685 (72%) was derived from basic service charges, $1,032,478 (9%) from premium services, $704,615 (6%) from tier services, $285,062 (2%) from installation charges, $297,294 (3%) from service maintenance contracts, $422,180 (4%) from advertising, and $403,140 (4%) from other sources. The April 1999 disposition of the Sandersville System decreased revenues approximately $189,000 or 2%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 3%. The growth in revenue is attributable to rate increases implemented in the Partnership's systems and a 9% increase in the number of tier subscribers.

Operating expenses totaled $872,353 for the nine months ended September 30, 2000, representing a decrease of approximately 12% over the same period in 1999. Excluding the impact of the Sandersville System disposition, operating expenses would have decreased approximately 10% for the nine months ended September 30, 2000. This is primarily due to decreased operating salaries, regional management expense, system maintenance costs offset by increased vehicle operating expenses.

General and administrative expenses totaled $2,804,169 for the nine months ended September 30, 2000, representing an increase of approximately 1% over the same period in 1999. Excluding the impact of the Sandersville System disposition, general and administrative expenses would have increased approximately 3% for the nine months ended September 30, 2000. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; (ii) increases in revenue based expenses such as management fees and franchise fees as well as increased property taxes.

Programming expenses totaled $2,956,457 for the nine months ended September 30, 2000, representing a 1% increase over the same period in 1999. Adjusting for the Sandersville System disposition, programming expenses would have increased approximately 3% for the nine months ended September 30, 2000 compared to the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reduced local programming expense.

Depreciation and amortization expenses totaled $3,337,310 for the nine months ended September 30, 2000, representing a 1% increase over the same period in 1999. This is mainly due to depreciation on plant and equipment acquired during the last year offset by assets becoming fully depreciated during the year.

Interest expense for the nine months ended September 30, 2000 increased approximately 4% over the same period in 1999. The average bank debt decreased from $30,090,421 during the first nine months of 1999 to $28,965,281 during the same period in 2000, and the Partnership's effective interest rate increased from 8.00% in 1999 to 8.60% in 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues totaled $3,812,503 for the three months ended September 30, 2000, representing an increase of approximately 3% over the same period in 1999. Of these revenues, $2,755,246 (72%) was derived from basic service charges, $340,089 (9%) from premium services, $234,049 (6%) from tier services, $100,321 (3%) from installation charges, $99,246 (3%) from service maintenance contracts, $147,368 (4%) from advertising, and $136,184 (3%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems.

Operating expenses totaled $289,230 for the three months ended September 30, 2000, representing a decrease of approximately 11% over the same period in 1999. This is primarily due to decreased operating salaries, regional management expense, system maintenance offset by increased pole rental and vehicle operating expenses.

General and administrative expenses totaled $956,831 for the three months ended September 30, 2000, representing an increase of approximately 4% over the same period in 1999. This increase is due to higher revenue based expenses such as management fees, franchise fees and copyright fees as well as increased property taxes and administrative services offset by reduced bad debt expense.

Programming expenses totaled $984,345 for the three months ended September 30, 2000, representing an increase of approximately 1% over the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reduced local programming expense.

Depreciation and amortization expenses totaled $1,104,290 for the three months ended September 30, 2000, representing an increase of approximately 4% over the same period in 1999. This is mainly due to depreciation on plant and equipment acquired during the last year offset by assets becoming fully depreciated during the year.

Interest expense for the three months ended September 30, 2000 increased approximately 9% over the same period in 1999. The average bank debt was $28,965,281 during the third quarter of 2000, remaining consistent with the same period in 1999, and the Partnership's effective interest rate increased from 8.13% in 1999 to 8.89% in 2000.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8,000,000 revolving credit line, of which approximately $6,200,000 was outstanding as of September 30, 2000. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover operating costs and planned capital expenditures up to December 31, 2000. Under the terms of the Partnership's revolving credit and term loan agreement, all amounts outstanding under the note payable become due and payable on December 31, 2000. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to renegotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

The general partners are currently in the process of formulating a proposal to liquidate the assets of the partnership, which, in the opinion of the Managing General Partner, would provide sufficient proceeds to retire all the Partnership's obligations. Such a proposal would require approval by a majority in interest of limited partners. It is anticipated this liquidation would occur in 2001. Based on preliminary discussions with the lenders, management and the lenders believe it is not unreasonable that the Partnership could arrange financing to continue its operations if necessary, assuming no deterioration in its operations and the bank credit markets remain open.

During the three months ended September 30, 2000, the Partnership's primary sources of liquidity were cash provided from operations and credit available under its revolving credit and term loan agreement. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During the three months ended September 30, 2000, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1.00, and an annual operating cash flow to interest expense ratio of not less than
2.25 to 1.00. As of September 30, 2000, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $28,965,281. Certain fixed rate agreements expired during the third quarter of 2000. As of the date of this filing, interest rates on the credit facility were as follows: $28,965,281 fixed at Libor based rate of 8.6206% expiring October 30, 2000. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 2000, the Partnership incurred approximately $826,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz in the Starkville, MS system as well as equipment to launch new digital services to subscribers, the continuation of a 550 MHz system upgrade in the Forest, MS system, a continued system upgrade to 450 MHz in the Barnwell, SC system and small line extensions in various systems.

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

             None

        ITEM 3 Defaults upon senior securities

             None

        ITEM 4 Submission of matters to a vote of security holders

             None

        ITEM 5 Other information

             None

        ITEM 6 Exhibits and Reports on Form 8-K


        (a) Exhibit index

             27.0 Financial Data Schedule

        (b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                BY:  Northland Communications Corporation,
                     Managing General Partner



        Dated:           BY:  /s/ RICHARD I. CLARK
               --------     ------------------------------------
                            Richard I. Clark
                            (Vice President/Treasurer)



        Dated:           BY:  /s/ GARY S. JONES
               --------     ------------------------------------
                            Gary S. Jones
                            (Vice President)