Form 10-K
period 2000-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2001-03-30
CIK 788736

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

                   For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from ________to________

                         Commission file number 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

               STATE OF WASHINGTON                           91-1318471
           -------------------------                       ------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

         3600 WASHINGTON MUTUAL TOWER
    1201 THIRD AVENUE, SEATTLE, WASHINGTON                      98101
    --------------------------------------                      -----
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

                                     PART I

ITEM 1. BUSINESS

   Northland Cable Properties Six Limited Partnership (the "Partnership") is a Washington limited partnership consisting of two general partners (the "General Partners") and approximately 1,807 limited partners as of December 31, 2000. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner"). FN Equities Joint Venture, a California general partnership, is the Administrative General Partner of the Partnership (the "Administrative General Partner").

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

   The Partnership was formed on January 22, 1986 and began operations in 1986. In January 1998, the Partnership purchased the cable television systems serving the communities of Allendale, Bamberg, Barnwell and Bennettsville, all in the state of South Carolina (the "Barnwell System" and "Bennettsville System" ). In April 1999, the Partnership sold the systems serving the communities of Sandersville, Heidelberg and Laurel, Mississippi. As of December 31, 2000, the total number of basic subscribers served by the Systems was 31,633, and the partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 62%. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

   The Partnership operates five groups of "clusters" of cable systems serving the communities and surrounding areas of Starkville, Kosciusko, Philadelphia and Forest, Mississippi; Highlands, North Carolina; and Barnwell and Bennettsville, South Carolina. The following is a description of these areas:

   Starkville, MS: The Starkville operating group serves the communities and surrounding areas of Starkville and Kosciusko, Mississippi. The City of Starkville is the home of Mississippi State University with an enrollment of approximately 12,000 students. The university's 10 colleges and schools comprise 58 departments that offer more than 120 majors. Mississippi State is also the largest employer in Starkville, with nearly 1,300 faculty members or professionals and 1,450 support staff. Also located in Starkville is the Mississippi Research and Technology Park, which is a long-range economic development project initiated through the joint efforts of the City of Starkville, Oktibbeha County, Mississippi State University and the local business community. The park is located on approximately 220 acres across from the entrance to the university and will enhance high-technology research for application to the economic sector. The developers and businesses that comprise the park intend to work hand in hand with research efforts at the university, and companies that locate in the park will have the benefit of university facilities and faculty. Certain information regarding the Starkville, MS system as of December 31, 2000 is as follows:

 Basic Subscribers                               11,961
 Tier Subscribers                                 6,063
 Premium Subscribers                              4,010
 Estimated Homes Passed                          16,525

   Philadelphia, MS: The Philadelphia operating group serves the communities and surrounding areas of Philadelphia and Forest, Mississippi. The systems are located in central Mississippi in an area where the local economies are based primarily in manufacturing. The region has excellent highway and railroad transportation, a year-round mild climate, and the availability of a trained, cost-effective labor force. One of the main industries in the area is poultry. Nearly two million birds are dressed weekly in the city of Forest, which ranks as the second-largest producer of broilers in the nation. Other industries in the area include apparel, ready mix concrete, frozen food products, lumber, small appliances, electronic assembly, meat processing and steel. Certain information regarding the Philadelphia, MS operating group as of December 31, 2000 is as follows:

                     Basic Subscribers               6,677
                     Tier Subscriber                 2,971
                     Premium Subscribers             2,690
                     Estimated Homes Passed          8,910

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

   The Highlands area is perhaps best known for its exclusive golf clubs. There are three beautiful golf courses in the Highlands area, the oldest being the Highlands Country Club. About half the land in the Highlands area is under private ownership; the rest is part of the End National Forest, and is open for hiking, fishing, hunting, camping and other outdoor activities. The private land near the golf courses consists largely of exclusive housing developments, many of which feature rambling, ranch-style vacation homes with values ranging from $200,000 to a half million dollars. The Great Smokey Mountains National Park and the Blue Ridge Parkway are within easy driving distance of Highlands. Several lakes in the area offer swimming, boating, skiing, fishing and other water sports. Rafting is also popular in the area due to the close proximity of the Chattooga and Cullasaja Rivers. Certain information regarding the Highlands and Sapphire Valley, NC Systems as of December 31, 2000 is as follows:

Basic Subscribers                             2,664

Premium Subscribers                             582
Estimated Homes Passed                        4,190

   Barnwell, SC and Bennettsville, SC: Barnwell, Bamberg and Allendale are located approximately sixty miles south of Columbia, South Carolina. The economy is based primarily on agricultural and manufacturing activities. Certain information regarding the Barnwell, SC system as of December 31, 2000 is as follows:

                   Basic Subscribers                     5,849
                   Premium Subscribers                   3,767
                   Estimated Homes Passed               12,125

   The City of Bennettsville is located approximately 100 miles northeast of Columbia, South Carolina and serves as the county seat of Marlboro County. The economy is primarily driven by agriculture and manufacturing, with three of the largest employers being Mohawk Carpet, United Technologies Automotive and Williamette Industries. Certain information regarding the Bennettsville, SC Systems as of December 31, 2000 is as follows:

                   Basic Subscribers                     4,482
                   Premium Subscribers                   2,953
                   Estimated Homes Passed                9,090

   The Partnership had 48 employees as of December 31, 2000. Management of these systems is handled through offices located in the towns of Starkville, Forest, Kosciusko and Philadelphia, Mississippi; Highlands, North Carolina; and Barnwell and Bennettsville, South Carolina. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the Managing General Partner for time spent by the Managing General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

   Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers, and digital subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Expanded basic subscribers" are households that subscribe to an additional level of programming services the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, Disney or The Movie Channel. "Digital subscribers" are those who subscribe to digitally delivered video and audio services where offered.

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

DIRECT BROADCAST SATELLITE SERVICE

    High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS's market share over recent years. The impact of DBS services on the Partnership's market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 6% depending upon the specific area.

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

   The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the 1996 Telecommunications Act (the "1996 Telecom Act", and, collectively, the "Cable Act") establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission ("FCC") has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Partnership's operations.

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

   Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. Before a local franchising authority begins basic service rate regulations, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

   As of December 31, 2000, approximately 14% of the Partnership's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

   The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non-"basic" and non-"premium", programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Partnership substantially greater pricing flexibility.

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

   Under the FCC's rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

   Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Partnership, could be jeopardized.

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

   The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet services, but the U.S. Court of Appeals for the 11th Circuit recently ruled in Gulf Power Co. v. FCC, 208F.3d 1263 (11th Cir. 2000) ("Gulf Power") that the FCC has no authority to regulate pole rents for cable systems providing Internet services (because, the court ruled, Internet services are not telecommunications services or cable services). The court subsequently stayed the issuance of the mandate in Gulf Power pending the filing of and final action on a petition for write of certiorari seeking review of the Gulf Power decision in the U.S. Supreme Court. The stay allows for the orderly review of the decision in the U.S. Supreme Court. In the interim, the FCC may continue to process pending pole attachment complaints under its existing rules and procedures. If the 11th Circuit decision goes into effect, it could significantly increase pole attachment rates and adversely impact cable operators.

   Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Supreme Court effectively upheld most of the FCC interconnection regulations, but recently the 8th Circuit Court of Appeals vacated other portions of the FCC's rules on slightly different grounds. More recently, the 9th Circuit Court of Appeals ruled in the FCC's favor on these same rules, creating a split in authority that may be resolved by the Supreme Court. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain unresolved.

   Similarly, if another FCC decision requiring that incumbent telephone companies permit co-location of competitors' equipment on terms more favorable to competitors is sustained on administrative and judicial appeal, this decision, too, would make it easier for new entrants, including the Partnership, to provide telecommunications service.

INTERNET SERVICE

   There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the federal level that would require cable operators to provide access to unaffiliated Internet-service providers and online service providers. In one instance, the Federal Trade Commission is considering whether and to what extent to impose, as a condition of Time Warner's merger with America Online, certain "open access" requirements on Time Warner's cable systems, thereby allowing unaffiliated Internet-service providers access to Time Warner's broadband distribution infrastructure.

   Some local franchising authorities unsuccessfully tried to impose mandatory Internet access or "open access" requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit overturned a federal district court in Portland, Oregon's ruling that local franchising authorities have the lawful authority to impose these type of conditions. The lower court had ruled that the City of Portland had inherent authority to require, as a condition of the City's consent to the transfer of TCI's cable franchise to AT&T, that AT&T provide "open access" to the "cable modem platform" of the Excite@Home Internet service. On appeal, the Court of Appeals rejected the City's attempt to impose "open access" conditions on AT&T delivery of Internet service over the cable system because that service, according to the Court, is not a cable service, but a "telecommunications service." The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. There have been at least two additional court rulings that have rejected local imposition of "open access" conditions on cable-provided Internet access, but those ruling have employed very different legal reasoning. A federal court in Virginia found that Internet service was a cable service, but as such was exempt from local "open access" regulation. Another federal court in Florida even more recently ruled that "open access" could not be imposed on local operators because doing so would violate the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have to develop for providing Internet service.

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

   Under the 1996 Telecom Act, local exchange carriers providing video programming should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier elects to deploy its plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

   Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

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

MUST CARRY/RETRANSMISSION CONSENT

   The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

   The Partnership has been able to reach agreements with all of the broadcasters who elected retransmission consent. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are negotiated or renegotiated.

   The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The broadcast industry continues to press the FCC on the issue of digital must carry. A rulemaking regarding must carry obligations during the transition from analog to digital broadcasting remains pending at the FCC. It remains unclear when a final decision will be released.

ACCESS CHANNELS

   Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. In the Partnership's experience to date, requests for commercial leased access carriages have been relatively limited.

ACCESS TO PROGRAMMING

   To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators or programmers who deliver their service by terrestrial means (rather than by satellite) to the program access requirements. These changes should not have a dramatic impact on the Partnership, but would limit potential competitive advantages the Partnership enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

   In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators.

   With limited exceptions, existing FCC regulations prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners' association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas on property within the exclusive control of a tenant or property owner.

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

COPYRIGHT

   Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. Effective July 1, 2000, the federal Copyright Office increased the cable compulsory license rates used to calculate cable systems' copyright payments under the cable compulsory license. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. The outcome of this legislative activity cannot be predicted. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

   Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not currently believe these license fees will be significant to their business and operations.

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

   Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. The Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt by the franchising authority of all information required by FCC regulations. Approval is deemed to be granted if the franchising authority fails to act within such 120-day period. Historically, most of the Partnership's franchises have been renewed and transfer consents granted.

   Under the 1996 Telecom Act, local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services except for certain "competitively neutral" requirements necessary to manage public rights of way. In addition, local franchising authorities may not require the Partnership to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that the Partnership derives from providing new telecommunications services.

ITEM 2.   PROPERTIES

   The Partnership's cable television systems are located in and around Starkville, Philadelphia, Kosciusko, Carthage, Forest and Raleigh, Mississippi; Highlands and Sapphire Valley, North Carolina; and Barnwell, Bamberg, Allendale and Bennettsville, South Carolina. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and land on which towers and antennas are located. The Partnership's cable plant passed approximately 50,840 homes as of December 31, 2000. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

   The Partnership is a party to ordinary and routine litigation proceedings that are incidental to the Partnership's business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) There is no established public trading market for the Partnership's units of limited partnership interest.

   (b) The approximate number of equity holders as of December 31, 2000, is as follows:

                                     Limited Partners:            1,807
                                     General Partners:               2

   (c) The Partnership made no cash distributions during 2000, 1999 and 1998. The limited partners have received in the aggregate in the form of cash distributions $3,817,997 on total initial contributions of $15,000,000 as of December 31, 2000. As of December 31, 2000, the Partnership had repurchased $100,475 of limited partnership units (173 units at $500 per unit and 43 units at $325 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender, but are expected to remain at their current level.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                       YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                          2000             1999                1998               1997               1996
                                       ---------         ---------          ---------          ---------          --------
SUMMARY OF OPERATIONS:
Revenue                              $ 15,221,887       $ 15,005,218       $ 14,746,766       $  9,644,320       $  9,262,702
Operating income                        1,587,889          1,312,323          1,621,138          2,061,496          1,394,255

(Loss)/Gain on retirement
  of assets                              (266,933)         1,330,533           (229,940)             7,095           (152,698)

Net (loss) income                      (1,326,393)            98,856         (1,369,601)         1,215,899            381,451

Net (loss) income per
  limited partner unit
  (weighted average)                          (44)                 3                (46)                40                 13

Cumulative tax losses
  per limited partner
  unit                                       (342)              (342)              (342)              (342)              (342)


                                                                           DECEMBER 31,
                                     -----------------------------------------------------------------------------------------
                                          2000              1999               1998               1997               1996
                                       ----------        ----------         ----------         ----------         --------
BALANCE SHEET DATA:
Total assets                         $ 28,528,812       $ 30,603,533       $ 32,971,969       $ 13,609,386       $ 13,253,610
Notes payable                          28,215,281         28,965,281         31,372,848         10,899,421         11,920,821

Total liabilities                      30,037,951         30,786,279         33,249,571         12,513,387         13,365,510

General partners'
  deficit                                (142,106)          (128,842)          (129,831)          (116,135)          (128,294)

Limited partners'
  (deficit)capital                     (1,367,033)           (53,904)          (147,771)         1,212,134             16,394

Distributions per
  limited partner unit                          0                  0                  0                  0                  3

Cumulative distribu-
  tions per limited
  partner unit                                128                128                128                128                128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Under the terms of the Partnership's credit agreement, all amounts outstanding under the note payable become due and payable on June 30, 2001. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Management believes an agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

   The Partnership has filed a Preliminary Proxy Statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal is to extend the term of the Partnership for six years until December 31, 2007. The second proposal, if approved, will provide authority to sell all of its existing assets to Northland Communications Corporation, managing general partner of NCP-Six, or its assigns, for an aggregate price of $70,200,000. It is management's opinion that the likelihood that either of these proposals would not be approved by the limited partners is remote.

RESULTS OF OPERATIONS

2000 AND 1999

   Total revenue reached $15,221,887 for the year ended December 31, 2000, representing an increase of approximately 1% over 1999. Of the 2000 revenue, $11,025,826 (72%) is derived from subscriptions to basic services, $1,379,913 (9%) from subscriptions to premium services, $948,969 (6%) from subscriptions to tier services, $581,281 (4%) from advertising, $397,470 (3%) from service maintenance revenue, and $888,428 (6%) from other sources. The April 1999 disposition of the Sandersville, Mississippi System decreased revenues approximately $200,000, or 2%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenue would have increased approximately 3%. The growth in revenue is attributable primarily to rate increases as well as new product services introduced in 2000.

   The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                           2000       1999        1998        1997        1996
                          ------     ------      ------      ------      -----
Basic Rate              $   28.50   $   26.50   $   24.20   $   23.00   $   22.24
Tier Rate                    8.95        8.50        7.65        6.90        6.35
HBO Rate                    10.30       10.25       10.50       11.35       11.25
Cinemax Rate                 8.25        7.70        7.30        8.70        8.50
Showtime Rate                8.15        7.95        6.30        4.50        8.45
Movie Channel Rate           6.20        6.00        6.60          --          --
Disney Rate                    --        6.50        6.20        5.10        6.00
Encore Rate                  1.10        1.50        1.50          --          --
Starz Rate                   6.25        8.50        8.50          --          --
Service Contract
  Rate                       2.25        2.30        2.35        2.60        2.65

   Operating expenses totaled $1,161,419 for the year ended December 31, 2000, representing a decrease of approximately 12% over the same period in 1999. Excluding the impact of the Sandersville System disposition, operating expenses would have decreased approximately 10% for the year ended December 31, 2000. This is primarily due to decreased operating salaries, regional management expense, system maintenance costs offset by increased vehicle operating expenses.

   General and administrative expenses totaled $4,035,555 for the year ended December 31, 2000, representing decrease of approximately 1% over the same period in 1999. Excluding the impact of the Sandersville System disposition, general and administrative expenses would have decreased less than 1% for the year ended December 31, 2000.

   Programming expenses totaled $3,968,492 for the year ended December 31, 2000, representing an increase of approximately 1% over 1999. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. Adjusting for the Sandersville System disposition programming expenses would have increased approximately 3% for the year ended December 31, 2000 compared to the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reduced local programming expense.

   Depreciation and amortization expenses totaled $4,468,532 for the year ended December 31, 2000, representing an increase of approximately 2% over the same period in 1999. This increase is due to depreciation and amortization on purchases of plant and equipment in 2000 offset by assets becoming fully depreciated.

   Interest expense for 2000 increased approximately 5% over 1999. The average bank debt decreased from $30,169,000 during 1999 to $28,590,000 during 2000, offset by an increase to the Partnership's effective interest rate from 8.18% in 1999 to 8.50% in 2000.

1999 AND 1998

   Total revenue reached $15,005,218 for the year ended December 31, 1999, representing an increase of approximately 2% over 1998. Of the 1999 revenue, $10,781,941 (72%) was derived from subscriptions to basic services, $1,509,949 (10%) from subscriptions to premium services, $846,215 (6%) from subscriptions to tier services, $507,932 (3%) from advertising, $384,380 (3%) from service maintenance revenue, and $974,801 (6%) from other sources. The increase in revenue is attributable primarily to rate increases placed into effect in August 1999 as well as new product services introduced in 1999. In April 1999, the Partnership sold the cable television system and assets relating to its Sandersville, Mississippi system, resulting in the disposition of approximately 1,400 subscribers and decreased revenues approximately $200,000 or 2%. Assuming the Sandersville, Mississippi system was disposed of at the beginning of each of the respective periods, revenues would have increased approximately 4%.

   Operating expenses totaled $1,320,255 for the year ended December 31, 1999, representing an increase of approximately 5% as compared to 1998. Excluding the impact of the disposition of the Sandersville, Mississippi system, operating expenses would have increased approximately 9% for the year. This is primarily due to increased operating salaries and pole rental expense offset by decreased system maintenance expenses and drop materials. Salary and benefit costs are a major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in future years.

   General and administrative expenses totaled $4,064,866 for the year ended December 31, 1999, representing an increase of approximately 7% over 1998. Excluding the impact of the Sandersville, Mississippi system disposition, general and administrative expenses would have increased approximately 10% compared to the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased utilities, legal expenses, property taxes and bad debt expense offset by reduced billing expenses, marketing expense and copyright fees. Significant general and administrative expenses are based on revenues. As the Partnership's revenue increases the trend of increased administrative expenses is expected to continue.

   Programming expenses totaled $3,915,701 for the year ended December 31, 1999, representing an increase of approximately 3% over 1998. Adjusting for the Sandersville, Mississippi system disposition, programming expenses would have increased approximately 6% compared to the same period in 1998. This is mainly due to higher costs charged by various program suppliers as well as increased advertising expenses and production expense. Programming expenses consist mainly of payments made to the suppliers of various cable programming services. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of increasing programming costs to continue. Additionally, rate increases from program suppliers, as well as new fees associated with the launch of additional channels will also contribute to increased programming costs.

   Depreciation and amortization expenses totaled $4,392,073 for the year ended December 31, 1999, representing an increase approximately 2% over 1998. This increase is due to depreciation and amortization on purchases of plant and equipment in 1999 offset by assets becoming fully depreciated.

   Interest expense decreased from $2,566,743 in 1998 to $2,379,744 in 1999 (approximately 7%). The Partnership's average debt balance decreased from approximately $31,373,000 during 1998 to $30,169,000 during 1999. The
Partnership's effective interest rate increased from approximately 7.88% in 1998 to 8.18% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8 million revolving credit line, of which approximately $5.65 million was outstanding as of December 31, 2000. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under its loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to June 30, 2001, at which time all amounts outstanding under the revolving credit and term loan agreement become due. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Management believes an agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

   The Partnership has filed a Preliminary Proxy Statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal, if approved, will extend the term of the Partnership for six years until December 31, 2007. The second proposal, if approved, will provide authority to sell all of its existing assets to Northland Communications Corporation, managing general partner of NCP-Six, or its assigns, for an aggregate purchase price of $70,200,000. It is management's opinion that the likelihood that either of these proposals would not be approved by the limited partners is remote.

   During 2000, the Partnership's primary source of liquidity was cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2000, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

   On December 31, 1997, the Partnership amended and restated its credit agreement with its current lender to finance the acquisition of the Bennettsville, Barnwell, Bamberg and Allendale, South Carolina systems. This credit facility provides for borrowings up to $33 million, including a $25 million term loan and an $8 million revolving credit facility. In July 1999, the Partnership further amended its credit agreement to modify the amortization of its term loan and certain financial covenants. In December 2000, the Partnership further amended its credit agreement to extend the maturity of the credit facility to June 2001.

   Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain financial ratios, including a senior debt to annualized operating cash flow ratio of 5.25 to 1 and an annual operating cash flow to interest expense ratio of not less than 2.25 to 1, amongst others. As of December 31, 2000, the Partnership was in compliance with its required financial covenants.

   As of December 31, 2000, the balance under the credit facility was $28,215,281 and $2.35 million was available for borrowing by the Partnership subject to compliance with financial covenants. As of December 31, 2000, interest rates on the credit facility were as follows: approximately $28,215,281 fixed at Libor based rate of 8.5 % expiring March 28, 2001. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

   The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements the Partnership's statements of operations. As of December 31, 2000, the Partnership had no interest rate swap agreements outstanding.

CAPITAL EXPENDITURES

   During 2000, the Partnership incurred approximately $2,054,000 in capital expenditures. These expenditures included the ongoing system upgrade to 550 MHz in the Starkville System, the continued deployment of fiber in the Highlands System, the continued system upgrade to 450 MHz and channel additions in the Philadelphia System, and the continued system upgrade to 450 MHz in the Barnwell System, as well as various line extensions in all of the systems.

   Management estimates that the Partnership will spend approximately $3,115,000 on capital expenditures during 2001. These expenditures include specific digital service launches, the continuation of the ongoing system upgrade to 550 MHz in the Starkville System, ongoing deployment of fiber and system upgrades in the Philadelphia and Highlands Systems, ongoing system upgrade to 550 MHz in the Forest System, and various line extensions and channel additions in all of the systems.

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

   Pro forma operating results of the Partnership for the year ending December 31, 1999, assuming the disposition of the Sandersville system had been completed as of the beginning of 1998, is as follows:

                                    1999              1998
                                    ----              ----
Revenue                        $ 14,183,800       $ 14,183,431
                               ============       ============

Net loss                       $ (1,482,272)      $ (1,271,034)
                               ============       ============
Net loss per limited           $        (50)      $        (43)
   partnership unit            ============       ============

    PROPOSED LIQUIDATION OF THE PARTNERSHIP

    The Partnership has filed a proxy statement with the SEC relating to a proposal to be made to the unaffiliated limited partners of NCP-Six to consider and vote on an amendment to the NCP-Six Partnership Agreement that would extend the term of NCP-Six from its current expiration date of December 31, 2001 until December 31, 2007. Without such amendment to the NCP-Six Partnership Agreement, NCP-Six is currently scheduled to terminate on December 31, 2001, and upon such termination, the General Partners will be required to initiate the winding up of NCP-Six's affairs pursuant to the terms and conditions set forth in the NCP-Six Partnership Agreement and Washington law. Even before December 31, 2001, however, NCP-Six will face the maturity of its current credit facility. That credit facility is currently scheduled to mature on June 30, 2001. Based on discussions with NCP-Six's lenders, we do not believe the maturity date can be further extended without first extending the term of the partnership for a reasonable period of time. As of December 31, 2000, the balance owed on the NCP-Six credit facility was $28,215,281.

    The proxy statement also contains a proposal to be made to the unaffiliated limited partners of NCP-Six to consider and vote on an amendment to the NCP-Six Partnership Agreement that would authorize the sale and distribution by NCP-Six of its cable television systems and other assets owned by it to Northland Communications Corporation, its affiliates or its assigns. The proposed transaction is subject to the approval of holders of a majority in interest of the units of limited partnership of NCP-Six (excluding the 30 units held by Northland or its affiliates). If completed, the proposed transaction will result in the following:

        - All of NCP-Six's assets will be sold to Northland or an affiliate thereof in a transaction valued at $70,200,000. The assets that will be acquired by Northland or its affiliates will include NCP-Six's cable television franchises and cable television systems located in Starkville, Mississippi; Philadelphia, Mississippi, Highlands, North Carolina; Barnwell, South Carolina and Bennettsville, South Carolina.

        - At closing, Northland or its affiliates will assume some partnership liabilities, which will result in a downward adjustment to the purchase price, and NCP-Six will make an in-kind distribution to Northland of assets equal in value to Northland's partnership interest in NCP-Six.

        - Northland or its affiliates will pay for the assets with cash and a $11,025,000 promissory note. It is currently estimated that the total amount of cash payable by Northland will be approximately $53,200,000. The total value of the cash and promissory note payable by Northland and the in-kind distribution to Northland will be $70,200,000, as adjusted for assumed liabilities and other matters.

        - The promissory note will be due and payable in two equal installments (the first installment on the first anniversary of closing the proposed transaction and the second installment on the second anniversary of closing the proposed transaction) and will be held by a liquidating trust that will be established.

        - The promissory note will bear interest at a fixed rate per annum of six and one-half percent, will be full recourse and unsecured. The maker on the note will be Northland and the note will be subordinated to Northland's senior debt, of which Northland currently has senior debt in the aggregate amount of $53,900,000.

        - NCP-Six will set aside appropriate amounts for payment of liabilities not assumed by Northland or its affiliates in the transaction and other partnership obligations. This includes an aggregate amount of $750,000 to be funded from cash paid by Northland at closing which will also be retained by NCP-Six in the liquidating trust. Amounts remaining in the liquidating trust following the later of the second anniversary of closing the proposed transaction, or resolution of any contingent liabilities of NCP-Six, will be distributed to the unaffiliated limited partners and the Administrative General Partner pursuant to their respective ownership interests in NCP-Six.

        - Net proceeds from the proposed transaction remaining after the payment of NCP-Six's debt and provisions for requirements associated with winding up the partnership will be distributed only to the unaffiliated limited partners and to the Administrative General Partner of NCP-Six, pursuant to their respective interests as set forth in the NCP-Six Partnership Agreement.

        - Northland, as the managing general partner of NCP-Six, will not receive a cash distribution but will instead receive only an in-kind distribution equal to its percentage interest of the assets of NCP-Six.

YEAR 2000 READINESS DISCLOSURE

    The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. Management has evaluated the programs and systems utilized in the conduct of the Partnership's business for the purpose of identifying Year 2000 compliance problems. We experienced no material issues or problems arising out of the Year 2000 issues, either in connection with our internal operations, third-party relationships or software products. We will continue to monitor our software products to ensure no problems arise either with regard to leap year or Year 2000 issues. We anticipate no material additional costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements of the Partnership for the years ended December 31, 2000, 1999 and 1998 are included as a part of this filing (see Item 14(a)(1) below).

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

   JOHN S. WHETZELL (AGE 59). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 26 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

   JOHN E. IVERSON (AGE 64). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 38 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

   RICHARD I. CLARK (AGE 43). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 22 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

   GARY S. JONES (AGE 43). Mr. Jones is Vice President and Chief Financial Officer for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

   RICHARD J. DYSTE (AGE 55). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

   H. LEE JOHNSON (AGE 57). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 32 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

   R. GREGORY FERRER (AGE 45). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

   MATTHEW J. CRYAN (AGE 36). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

   LAURA N. WILLIAMS (age 34). Ms Williams is Vice President and Senior Counsel for Northland and has served in this role since August 2000. Prior to this time, she served as Associate Counsel for each of the Northland entities from August 1995. She is a member of the Washington State Bar Association, American Bar Association and Women in Telecommunications. Ms. Williams received her Bachelor of Science in Business Administration with a major in finance and an MBA degree from California State University, Long Beach, and has a Juris Doctor degree from Seattle University School of Law.

   Certain information regarding the officers and directors of FN Equities Joint Venture is set forth below:

   MILES Z. GORDON (AGE 54). Mr. Gordon is President of FNE and President and Chief Executive Officer of Financial Network Investment Corporation (FNIC), and has held those positions since 1983. From 1979 through April 1983 he was President of University Securities Corporation. In 1978, Mr. Gordon was engaged in the private practice of law, and from 1973 through 1978 he was employed by the Securities and Exchange commission. He presently serves as Chairman of the Securities Industry Association Independent Contractor Firms Committee. Mr. Gordon was also Chairman and a member of the NASD District Business Conduct Committee and a former member of the NASD Board of Governors. He is past president of the California Syndication Forum and has also served on several committees for the Securities Industry Association.

   JOHN S. SIMMERS (AGE 51). Mr. Simmers is Vice President and Secretary of FNE and Executive Vice President and Chief Operating Officer of FNIC and has held those positions since 1983. From June 1980 through April 1983 he was Executive Vice President of University Securities Corporation, Vice President of University Capital Corporation, and Vice President of University Asset Management Group. From 1974 through May 1980 he was employed by the National Association of Securities Dealers.

ITEM 11. EXECUTIVE COMPENSATION

   The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 2000 as indicated in Note 3 of the Notes to Financial Statements--December 31, 2000 (see Items 13(a) and 14(a)(1)below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2000 is as follows:

                                                           AMOUNT AND NATURE
                            NAME AND ADDRESS                 OF BENEFICIAL       PERCENT OF
TITLE OF CLASS              OF BENEFICIAL OWNER                OWNERSHIP            CLASS
--------------         ---------------------------   ------------------------   ---------
  General Partner's    Northland Communications      (See Note A)               (See Note A)
      Interest         Corporation
                       1201 Third Avenue
                       Suite 3600
                       Seattle, Washington  98101

  General Partner's    FN Equities Joint Venture     (See Note B)               (See Note B)
      Interest         2780 Skypark Dr.
                       Suite 300
                       Torrance, California  90505

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

   See Note 3 of the Notes to Financial Statements--December 31, 2000 for disclosures regarding transactions with the General Partners and affiliates.

   The following schedule summarizes these transactions:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            --------      --------      --------
Partnership management fees                 $913,313      $900,313      $884,806
Operating expense reimbursements             769,480       719,456       663,191
Software installation and
  billing service fees to NCSC                75,798        73,965        79,590
Programming fees to NCN                            0       178,797       165,147
Reimbursement to CAC for                      85,895        69,752        57,611
  services
Reimbursements to Premier                     25,788       160,722       290,147
Amounts due to General Partner
  and affiliates at year end                  35,458        46,388       142,746

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

   (c)INDEBTEDNESS OF MANAGEMENT.  None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
                                                                                         ----
 (1)     FINANCIAL STATEMENTS:

         Report of Independent Public Accountants................................        ____

         Balance Sheets--December 31, 2000 and 1999..............................        ____

         Statements of Operations for the years ended December 31, 2000, 1999 and
         1998....................................................................

         Statements of Changes in Partners' Capital (Deficit) for the years ended
         December 31, 2000, 1999 and 1998........................................        ____

         Statements of Cash Flows for the years ended December 31, 2000, 1999 and        ____
         1998....................................................................

         Notes to Financial Statements--December 31, 2000........................        ____

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

        10.46   Amendment to Credit Agreement dated as of December 22, 2000

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

                      NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                      By:  NORTHLAND COMMUNICATIONS CORPORATION
                                 (Managing General Partner)

                      By:  /s/ John S. Whetzell                Date: 3/30/01
                           ------------------------------            -------
                           John S. Whetzell, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                                    CAPACITIES                                DATE
          ----------                                    ----------                                ----
/s/ John S. Whetzell           Chief executive officer of registrant; chief executive            3/30/01
----------------------------   officer and chairman of the board of directors of Northland       -------
John S. Whetzell               Communications Corporation


/s/ Richard I. Clark           Director of Northland Communications Corporation                  3/30/01
----------------------------                                                                     -------
Richard I. Clark


/s/ John E. Iverson            Secretary and Director of Northland Communications                3/30/01
----------------------------   Corporation                                                       -------
John E. Iverson


/s/ Gary S. Jones              Vice President and principal accounting officer of Northland      3/30/01
----------------------------   Communications Corporation                                        -------
Gary S. Jones

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                      By:  NORTHLAND COMMUNICATIONS CORPORATION
                                (Managing General Partner)

                      By:                                          Date:
                           -----------------------------------          -------
                           John S. Whetzell, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                                    CAPACITIES                                DATE
          ----------                                    ----------                                ----
                               Chief executive officer of registrant; chief executive            _______
----------------------------   officer and chairman of the board of directors of Northland
John S. Whetzell               Communications Corporation


                               Director of Northland Communications Corporation                  _______
----------------------------
Richard I. Clark


                               Secretary and Director of Northland Communications                _______
----------------------------   Corporation
John E. Iverson


                               Vice President and principal accounting officer of Northland      _______
----------------------------   Communications Corporation
Gary S. Jones

                                 EXHIBITS INDEX

                                                                      SEQUENTIALLY
 EXHIBIT                                                               NUMBERED
 NUMBER                            DESCRIPTION                           PAGE
---------   -----------------------------------------------------      -------
   10.45    Amendment to Credit Agreement dated as of July 20, 1999

EX-10.45

Amendment to Credit Agreement

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Six Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Six Limited Partnership (a Washington limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Six Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                       /s/ ARTHUR ANDERSEN LLP


Seattle, Washington
January 26, 2001 (Except for
paragraph three of Note
10 for which the date
is March 14, 2001)

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                             2000               1999
                                                         ------------       ------------
CASH                                                     $  1,281,380       $    556,962

ACCOUNTS RECEIVABLE, including $14,109 and
   $24,885 due from affiliates in 2000 and
   1999, respectively                                         739,232            806,712

PREPAID EXPENSES AND OTHER ASSETS                              85,506             78,012

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment                               30,285,589         28,912,812
      Less- Accumulated depreciation                      (16,325,363)       (14,639,656)
                                                         ------------       ------------
                                                           13,960,226         14,273,156

Franchise agreements (net of accumulated
   amortization of $15,438,907 and $13,309,803
   in 2000 and 1999, respectively)                         11,788,486         13,917,591
Acquisition costs (net of accumulated
   amortization of $154,766 and $107,709 in
   2000 and 1999, respectively)                                82,806            129,862
Loan fees and other intangibles (net
   of accumulated amortization of
   $1,067,714 and $911,862 in 2000
   and 1999, respectively)                                    591,176            841,238
                                                         ------------       ------------
            Total investment in cable
               television properties                       26,422,694         29,161,847
                                                         ------------       ------------
            Total assets                                 $ 28,528,812       $ 30,603,533
                                                         ============       ============


                        LIABILITIES AND PARTNERS' DEFICIT

                                                             2000               1999
                                                         ------------       ------------
LIABILITIES:
   Accounts payable                                      $    188,372       $    607,156
   Other current liabilities                                1,109,212            719,404
   Due to general partner and affiliates                       35,458             46,388
   Deposits                                                    29,590             35,422
   Subscriber prepayments                                     460,038            412,628
   Note payable                                            28,215,281         28,965,281
                                                         ------------       ------------
            Total liabilities                              30,037,951         30,786,279
                                                         ------------       ------------


COMMITMENTS AND CONTINGENCIES (Note 8)


PARTNERS' DEFICIT:
   General partners-
       Contributed capital, net                               (37,565)           (37,565)
       Accumulated deficit                                   (104,541)           (91,277)
                                                         ------------       ------------
                                                             (142,106)          (128,842)
                                                         ------------       ------------
   Limited partners-
      Contributed capital, net -
         29,784 units in 2000 and 1999                      8,982,444          8,982,444
      Accumulated deficit                                 (10,349,477)        (9,036,348)
                                                         ------------       ------------
                                                           (1,367,033)           (53,904)
                                                         ------------       ------------
            Total liabilities and partners'
               deficit                                   $ 28,528,812       $ 30,603,533
                                                         ============       ============

      The accompanying notes are an integral part of these balance sheets.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000               1999               1998
                                                                 ------------       ------------       ------------
REVENUE                                                          $ 15,221,887       $ 15,005,218       $ 14,746,766
                                                                 ------------       ------------       ------------
EXPENSES:
   Operating (including $270,067, $286,365 and
      $285,212, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                       1,161,419          1,320,255          1,262,672
   General and administrative (including $1,505,136,
      $1,575,500 and $1,632,936, net, paid to
      affiliates in 2000, 1999 and 1998, respectively)              4,035,555          4,064,866          3,790,975
   Programming (including $95,703, $233,163 and
      $241,521, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                       3,968,492          3,915,701          3,784,358
   Depreciation and amortization                                    4,468,532          4,392,073          4,287,623
                                                                 ------------       ------------       ------------
                                                                   13,633,998         13,692,895         13,125,628
                                                                 ------------       ------------       ------------
            Operating income                                        1,587,889          1,312,323          1,621,138

OTHER INCOME (EXPENSE):
   Interest income                                                     45,351             26,668             17,932
   Interest expense                                                (2,495,892)        (2,379,744)        (2,566,743)
   (Loss) gain on disposal of assets                                 (266,933)         1,330,533           (229,940)
   Amortization of loan fees and other                               (196,808)          (190,924)          (211,988)
                                                                 ------------       ------------       ------------
            Net (loss) income                                    $ (1,326,393)      $     98,856       $ (1,369,601)
                                                                 ============       ============       ============
ALLOCATION OF NET (LOSS) INCOME:
   General partners                                              $    (13,264)      $        989       $    (13,696)
                                                                 ============       ============       ============

   Limited partners                                              $ (1,313,129)      $     97,867       $ (1,355,905)
                                                                 ============       ============       ============

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT                   $        (44)      $          3       $        (46)
                                                                 ============       ============       ============

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                       General           Limited
                                                       Partners          Partners           Total
                                                     -----------       -----------       -----------
BALANCE, December 31, 1997                           $  (116,135)      $ 1,212,134       $ 1,095,999

   Repurchase of limited partnership units                    --            (4,000)           (4,000)

   Net loss                                              (13,696)       (1,355,905)       (1,369,601)
                                                     -----------       -----------       -----------
BALANCE, December 31, 1998                              (129,831)         (147,771)         (277,602)

   Repurchase of limited partnership units                    --            (4,000)           (4,000)

   Net income                                                989            97,867            98,856
                                                     -----------       -----------       -----------
BALANCE, December 31, 1999                              (128,842)          (53,904)         (182,746)

   Net loss                                              (13,264)       (1,313,129)       (1,326,393)
                                                     -----------       -----------       -----------
BALANCE, December 31, 2000                           $  (142,106)      $(1,367,033)      $(1,509,139)
                                                     ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                              2000               1999              1998
                                                                          ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                      $ (1,326,393)      $     98,856       $ (1,369,601)
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities-
      Depreciation and amortization expense                                  4,468,532          4,392,073          4,287,623
      Amortization of loan costs                                               196,808            190,923            182,859
      Loss (gain) on disposal of assets                                        266,933         (1,330,533)           229,940
      Changes in certain assets and liabilities:
         Accounts receivable                                                  (122,520)           131,092           (278,190)
         Prepaid expenses and other assets                                      (7,494)          (120,998)           153,371
         Accounts payable and other current liabilities                        (28,976)           144,817            224,658
         Due to general partner and affiliates                                 (10,930)          (121,243)           (12,090)
         Deposits                                                               (5,832)           (21,635)           (35,036)
         Subscriber prepayments                                                 47,410            (82,549)            85,225
                                                                          ------------       ------------       ------------
            Net cash provided by operating activities                        3,477,538          3,280,803          3,468,759
                                                                          ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (2,054,270)        (2,659,141)        (2,820,143)
   Acquisition of cable system                                                      --                 --        (20,500,000)
   Proceeds from disposal of assets                                            202,700          1,726,026                500
   Purchase of intangibles                                                    (151,550)           (59,887)           (77,199)
                                                                          ------------       ------------       ------------
            Net cash used in investing activities                           (2,003,120)          (993,002)       (23,396,842)
                                                                          ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                      --                 --         20,473,427
   Principal payments on notes payable                                        (750,000)        (2,407,567)                --
   Repurchase of limited partnership units                                          --             (4,000)            (4,000)
   Loan fees and other costs                                                        --            (26,179)            (7,471)
                                                                          ------------       ------------       ------------
            Net cash (used in) provided by financing activities               (750,000)        (2,437,746)        20,461,956
                                                                          ------------       ------------       ------------

INCREASE (DECREASE) IN CASH                                                    724,418           (149,945)           533,873

CASH, beginning of year                                                        556,962            706,907            173,034
                                                                          ------------       ------------       ------------
CASH, end of year                                                         $  1,281,380       $    556,962       $    706,907
                                                                          ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                 $  2,489,075       $  2,373,440       $  2,562,492
                                                                          ============       ============       ============

        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

Northland Communications Corporation is the Managing General Partner (the General Partner or Northland) of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is General Partner.

FN Equities Joint Venture, a California joint venture, is the Administrative General Partner of the Partnership.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners' deficit. No limited partner is obligated to make any additional contribution.

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

Intangible Assets

Costs assigned to franchise agreements, loan fees, acquisition costs and other intangibles are being amortized using the straight-line method over the following estimated useful lives:

      Franchise agreements                                           10-20 years
      Acquisition costs                                                  5 years
      Loan fees and other intangibles                                 1-10 years

Revenue Recognition

Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Installation revenue is recognized to the extent of direct selling costs when the installation is complete. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $581,280, $507,932 and $456,007, respectively, in 2000, 1999 and 1998.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133 -- an Amendment to FASB Statement No. 133" the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

The Partnership had no outstanding interest rate swaps or other derivative financial instruments at December 31, 2000.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 6% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $913,313, $900,313 and $884,806 in 2000, 1999 and 1998,
respectively.

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

The limited partners' total initial contributions to capital were $15,000,000 ($500 per partnership unit). As of December 31, 2000, $3,817,997 ($127.50 per partnership unit) has been distributed to the limited partners, and the Partnership has repurchased $100,475 of limited partnership units (173 units at $500 per unit and 43 units at $325 per unit).

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters' supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged for these services were $769,480, $719,456 and $663,191 for 2000, 1999 and 1998, respectively.

In 2000, 1999 and 1998, the Partnership paid installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $75,798, $73,965 and $79,590, respectively.

The Partnership has entered into operating management agreements with affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $25,788, $160,722 and $290,147, net, under the terms of these agreements during 2000, 1999 and 1998, respectively.

The Partnership pays monthly program license fees to Northland Cable News, Inc.
(NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees paid to NCN during 2000, 1999 and 1998 were $0, $178,797 and $165,147, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner, was formed in 1993 and began operations in 1994. CAC was organized to assist in the development of local advertising markets and management and training of local sales staff. CAC billed the Partnership $85,895, $69,752 and $57,611 in 2000, 1999 and 1998, respectively, for these services.

Due to General Partner and Affiliates

                                               December 31,
                                             ----------------
                                               2000       1999
                                             -------    -------
Reimbursable operating costs and other       $25,534    $12,417
Other amounts due to affiliates, net           9,924     33,971
                                             -------    -------
                                             $35,458    $46,388
                                             =======    =======

4. PROPERTY AND EQUIPMENT:

                                                  December 31,
                                           ---------------------------
                                              2000             1999
                                           -----------     -----------
Land and buildings                         $   880,611     $   858,198
Distribution plant                          27,278,014      26,230,081
Other equipment                              1,775,523       1,738,465
Leasehold improvements                          43,020          40,550
Construction in progress                       308,421          45,518
                                           -----------     -----------
                                           $30,285,589     $28,912,812
                                           ===========     ===========

5. OTHER CURRENT LIABILITIES:

                                            December 31,
                                       ----------------------
                                          2000         1999
                                       ----------    --------
Program license fees                   $  317,339    $ 52,159
Accrued property taxes                    263,174     133,728
Accrued franchise fees                    261,775     253,003
Other                                     266,924     280,514
                                       ----------    --------
                                       $1,109,212    $719,404
                                       ==========    ========

6. NOTE PAYABLE:

The Partnership's note payable consists of a revolving credit and term loan agreement, collateralized by a first lien position on all present and future assets of the Partnership. The note's book value approximates its fair value. Interest rates vary based on certain financial covenants; currently 8.50%. The maturity of the note has been extended to June 30, 2001 at which time it is due in full.

Under the terms of the revolving credit and term loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including an Annual Operating Cash Flow to Interest Expense Ratio greater than 2.25 to 1, and a Senior Debt to Annualized Operating Cash Flow Ratio of no more than 5.25 to 1, amongst others. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. As of December 31, 2000, the Partnership was in compliance with the terms of the loan agreement.

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

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 2000. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under generally accepted accounting principles. Traditionally, there are no other significant differences between taxable income and net income reported in the statements of operations.

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

In general, under current federal income tax laws, a partner's allocated share of tax losses from a partnership is allowed as a deduction on their individual income tax return only to the extent of the partner's adjusted basis in their partnership interest at the end of the tax year. Any excess losses over adjusted basis may be carried forward to future tax years and are allowed as a deduction to the extent the partner has an increase in their adjusted basis in the Partnership through either an allocation of partnership income or additional capital contributions to the Partnership.

In addition, the current tax law does not allow a taxpayer to use losses from a business activity in which they do not materially participate (a "passive activity," e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and capital gains. However, such losses can be used to offset income from other passive activities. In addition, disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of their entire interest in the passive activity.

8. COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $231,248, $214,581 and $209,627 in 2000, 1999 and 1998, respectively. Minimum lease payments through the end of the lease terms are as follows:

2001                                         $12,431
2002                                           3,133
2003                                           1,083
2004                                             283
2005                                             283
Thereafter                                     1,671
                                             -------
                                             $18,884
                                             =======

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 2000, 1999 and 1998, respectively, the Partnership was charged $19,456, $20,197 and $20,878 by the fund. As of December 31, 2000, the fund had a balance of $509,135.

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

On April 30, 1999, the Partnership sold cable television systems serving approximately 1,400 subscribers in and around the communities of Sandersville, Heidelberg and Laurel, Mississippi. The system was sold at a sales price of $1,900,000 of which the Partnership received $1,710,000. The remaining balance of $190,000 was held in escrow for one year from the date of sale. The Partnership used net proceeds of $1,540,000 to pay down the existing bank debt.

Pro Forma operating results of the Partnership for 1999 and 1998, assuming the disposition described above had been completed as of the beginning of 1998 follows:

                                                       For the Year Ended
                                                           December 31,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------
                                                (unaudited)         (unaudited)
Revenue                                         $ 14,183,800       $ 14,183,431
                                                ============       ============

Net loss                                        $ (1,482,272)      $ (1,271,034)
                                                ============       ============

Net loss per limited partnership unit           $        (50)      $        (43)
                                                ============       ============

10. SUBSEQUENT EVENT:

The Partnership has filed a Preliminary Proxy Statement (Proxy) with the Securities and Exchange Commission (SEC) which solicits votes for two separate proposals. Upon clearance from the SEC, the Proxy will be delivered to the limited partners for their vote. A vote of more than 50% of the outstanding limited partnership units is required to approve each proposal. The first proposal is to extend the term of the Partnership for six years until December 31, 2007. The second proposal will provide authority to sell all of its existing assets, excluding the Bennettsville System, which is being sold to a third party in a separate transaction, to the General Partner, or its affiliates, for an aggregate price of $62,250,000. The Partnership's current revolving credit and term loan facility matures on June 30, 2001. Should the Partnership continue its operations beyond this date, an amendment to the existing loan agreement would be required to extend the loan maturity and revise certain financial covenants. In the event the sale is not approved, management believes it will be able to renegotiate the terms of the note payable at a cost and on terms that would not adversely affect the Partnership's ability to continue operating as a going concern, as long as the limited partners have approved the extension of the partnership term. It is management's opinion that the likelihood that both of these proposals would not be approved by a majority of the limited partners is remote.

Once the sale proposal is approved, the financial statement disclosure thereafter will be on the liquidation basis.

Per letter dated March 14, 2001, the third party disclosed above revoked their bid to purchase all existing assets of the Bennettsville system. As the General Partner submitted the second highest bid for the Bennettsville assets, the General Partner, or its affiliates, will purchase the assets for an aggregate price of $7,950,000.