Form 10-Q
period 2001-03-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2001-05-15
CIK 788736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from
                              --------------------------------------------------

Commission File Number:   0-16063
                        --------------------------------------------------------

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
               (Exact Name of Registrant as Specified in Charter)

       Washington                                         91-1318471
(State of Organization)                        (IRS Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington          98101
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

This filing contains ___ pages. Exhibits index appears on page ____ .

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)


                                                         March 31,           December 31,
                                                           2001                 2000
                                                        ----------           ----------
                                                       (unaudited)
ASSETS

Cash                                                  $  1,105,672         $  1,281,380
Due from affiliates                                         13,065               14,109
Accounts receivable                                        513,464              725,123
Prepaid expenses                                           152,104               85,506
Property and equipment, net of accumulated
  depreciation of $16,814,546 and $16,325,363,
  respectively                                          14,188,776           13,960,226
Intangible assets, net of accumulated
  amortization of $17,313,965 and $16,661,387,
  respectively                                          11,851,424           12,462,468
                                                      ------------         ------------
Total assets                                          $ 27,824,505         $ 28,528,812
                                                      ============         ============

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                 $    906,244         $  1,297,584
Due to managing general partner and affiliates              50,363               35,458
Converter deposits                                          28,550               29,590
Subscriber prepayments                                     536,529              460,038
Notes payable                                           28,215,281           28,215,281
                                                      ------------         ------------
                  Total liabilities                   $ 29,736,967         $ 30,037,951
                                                      ============         ============

Partners' deficit:
 General Partners:
   Contributed capital, net                                (37,565)             (37,565)
   Accumulated deficit                                    (108,574)            (104,541)
                                                      ------------         ------------
                                                          (146,139)            (142,106)

 Limited Partners:
   Contributed capital, net                              8,982,444            8,982,444
   Accumulated deficit                                 (10,748,767)         (10,349,477)
                                                      ------------         ------------
                                                        (1,766,323)          (1,367,033)
                                                      ------------         ------------
                  Total partners' deficit               (1,912,462)          (1,509,139)
                                                      ------------         ------------
Total liabilities and partners' deficit               $ 27,824,505         $ 28,528,812
                                                      ============         ============



      The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)


                                                           For the three months ended
                                                                    March 31,
                                                            2001                  2000
                                                         -----------          -----------
                                                                   (unaudited)
Service revenues                                        $ 3,766,902          $ 3,753,415

Expenses:
  Operating (including $49,136
     and $78,210 to affiliates, respectively)               285,081              304,646
  General and administrative (including
     $391,758 and $393,404 to affiliates,
     respectively)                                          910,016              891,032
Programming (including $21,649
     and $63,012 to affiliates, respectively)             1,052,623              985,622
Depreciation and amortization                             1,132,085            1,116,401
                                                        -----------          -----------

                                                          3,379,805            3,297,701
                                                        -----------          -----------

Income from operations                                      387,097              455,714

Other income (expense):
   Interest expense                                        (690,463)            (652,095)
   Interest income and other                                (99,957)              12,288
                                                        -----------          -----------
                                                           (790,420)            (639,807)

Net loss                                                $  (403,323)         $  (184,093)
                                                        ===========          ===========

Allocation of net loss:

   General Partners                                     $    (4,033)         $    (1,841)
                                                        ===========          ===========

   Limited Partners                                     $  (399,290)         $  (182,252)
                                                        ===========          ===========

Net loss per limited partnership unit:
 (29,784 units)                                         $       (13)         $        (6)
                                                        ===========          ===========

Net loss per $1,000 investment                          $       (27)         $       (12)
                                                        ===========          ===========



        The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                For the three months ended
                                                                         March 31,
                                                                2001                 2000
                                                            -----------          -----------
                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (403,323)         $  (184,093)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                              1,132,085            1,116,401
   Amortization of loan fees                                     59,675               50,655
   Gain on sale of assets                                            --               (4,708)
(Increase) decrease in certain operating
   assets and liabilities:
     Accounts receivable                                        211,659               16,336
     Prepaid expenses                                           (66,598)             (45,424)
     Accounts payable and accrued expenses                     (391,340)            (518,926)
     Due to managing general partner and affiliates              15,949               28,942
     Converter deposits                                          (1,040)              (1,479)
     Subscriber prepayments                                      76,491              185,518
                                                            -----------          -----------

Net cash from operating activities                              633,558              643,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (767,732)            (192,319)
Proceeds from disposal of assets                                     --                7,000
Increase in intangibles                                         (41,534)             (12,454)
                                                            -----------          -----------

Net cash used in investing activities                          (809,266)            (197,773)


(DECREASE) INCREASE IN CASH                                    (175,708)             445,449

CASH, beginning of period                                     1,281,380              556,962


                                                            -----------          -----------
CASH, end of period                                         $ 1,105,672          $ 1,002,411
                                                            ===========          ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $   648,438          $   608,025
                                                            ===========          ===========



        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, its statements of operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000 issued SFAS No. 138, amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

The Partnership has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Partnership will record an asset equal to the fair value to settle the agreements and a corresponding credit in its statement of operations. Each quarter, the change in the market value of the Partnership's derivatives will be recorded as other income or expense. As of March 31, 2001, the Partnership had no outstanding derivatives.

(3) Under the terms of the Partnership's revolving credit and term loan agreement, all amounts outstanding under the note payable become due and payable on June 30, 2001. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Management believes an agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

The Partnership has filed a preliminary Proxy Statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal is to extend the term of the Partnership for six years until December 31, 2007. The second proposal, if approved, will provide authority to sell all of the Partnership's existing assets to Northland Communications Corporation, managing general partner, or its affiliates, for an aggregate purchase price of $70,200,000. It is management's opinion that the likelihood that either of these proposals would not be approved by the limited partners is remote.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues totaled $3,766,902 for the three months ended March 31, 2001, representing an increase of less than 1% over the same period in 2000. Of these revenues, $2,553,765 (68%) was derived from basic services, $333,796 (9%) from premium services, $478,962 (13%) from expanded basic services, $101,595 (3%) from service maintenance contracts, $93,993 (2%) from advertising, and $204,791 (5%) from other sources. The increase in revenue is attributable primarily to rate increases implemented in the Partnership's systems during the first quarter of 2001.

As of March 31, 2001, the Partnership's systems served approximately 31,828 basic subscribers, 14,567 premium subscribers and 17,904 expanded basic subscribers.

Operating expenses totaled $285,081 for the three months ended March 31, 2001, representing a decrease of approximately 6% over the same period in 2000. This decrease is primarily due to decreases in operating salaries and payroll benefits.

General and administrative expenses totaled $910,016 for the three months ended March 31, 2001, representing an increase of approximately 2% over the same period in 2000. This increase is primarily due to increased property taxes, utilities and administrative services.

Programming expenses totaled $1,052,622 for the three months ended March 31, 2001, increasing approximately 7% from the same period in 2000. This increase is mainly attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership's systems.

Depreciation and amortization expenses totaled $1,132,085 for the three months ended March 31, 2001, representing an increase of approximately 1% over the same period in 2000. Such increase is attributable to depreciation of recent purchases related to upgrading plant and equipment offset by certain assets becoming fully depreciated.

Interest expense for the three months ended March 31, 2001 increased approximately 5% over the same period in 2000. The average bank debt decreased from $28,965,281 during the first quarter of 2000 to $28,215,281 during the first quarter of 2001, and the Partnership's effective interest rate increased from 8.31% in the first quarter of 2000 to 9.2% for the same period in 2001.

Liquidity and Capital Resources

The Partnership's primary sources of liquidity are cash flow provided from operations and availability under an $8,000,000 revolving credit line, of which approximately $5,650,000 was outstanding as of March 31, 2001. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to June 30, 2001, at which time all amounts outstanding under the revolving credit and term loan become due. The Partnership's continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to re-negotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership's life, which currently expires on December 31, 2001.

The Partnership has filed a Preliminary Proxy Statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal, if approved, will extend the term of the Partnership for six years, until December 31, 2007. The second proposal, if approved, will provide authority to sell all of the Partnership's existing assets to Northland Communications Corporation, or its affiliates, managing general partner of NCP-Six, or its assigns, for an aggregate purchase price of $70,200,000. It is management's opinion that the likelihood that either of these proposals would not be approved by the limited partners is remote.

During the three months ended March 31, 2001, the Partnership's primary sources of liquidity were cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During the three months ended March 31, 2001, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital and capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1.00, and an annual operating cash flow to interest expense ratio of not less than
2.50 to 1.00. As of March 31, 2001, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $28,215,281. Certain fixed rate agreements expired during the first quarter of 2001. As of the date of this filing, interest rates on the credit facility were as follows: $27,815,281 fixed at a Libor based rate of 7.75% expiring May 29, 2001, $400,000 at prime (currently 9%). The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 2001, the Partnership incurred approximately $768,000 in capital expenditures. These expenditures were mainly the result of the digital service launch and a continuing system upgrade to 550 MHz in the Starkville, MS system as well as various tap audits in some of the systems which are designed to increase the number of basic subscribers through detecting illegal hookups and converting these households to paying customers.

Planned expenditures for the balance of 2001 include specific digital service launches, the continuation of the ongoing system upgrade to 550 MHz in the Starkville, Mississippi system, ongoing deployment of fiber and system upgrades in the Philadelphia, Mississippi and Highlands, North Carolina systems, an ongoing system upgrade to 550 MHz in the Forest, Mississippi system and various line extensions and channel additions in all of the systems.

Proposed Liquidation of the Partnership

The Partnership has filed a proxy statement with the SEC which describes a proposal for the unaffiliated limited partners of NCP-Six to consider and vote on an amendment to the NCP-Six Partnership Agreement that would extend the term of NCP-Six from its current expiration date of December 31, 2001 until December 31, 2007. Without such amendment to the NCP-Six Partnership Agreement, NCP-Six is currently scheduled to terminate on December 31, 2001, and upon such termination, the General Partners will be required to initiate the winding up of NCP-Six's affairs pursuant to the terms and conditions set forth in the NCP-Six Partnership Agreement and Washington law. Even before December 31, 2001, however, NCP-Six will face the maturity of its current credit facility. That credit facility is currently scheduled to mature on June 30, 2001. Based on discussions with NCP-Six's lenders, we do not believe the maturity date can be extended significantly without first extending the term of the partnership for a reasonable period of time. As of March 31, 2001, the balance owed on the NCP-Six credit facility was $28,215,281.

The proxy statement also describes a proposal for the unaffiliated limited partners of NCP-Six to consider and vote on an amendment to the NCP-Six Partnership Agreement that would authorize the sale and distribution by NCP-Six of its cable television systems and other assets owned by it to Northland Communications Corporation (Northland), its affiliates or its assigns. The proposed transaction is subject to the approval of holders of a majority in interest of the units of limited partnership of NCP-Six (excluding the 30 units held by Northland or its affiliates). If completed, the proposed transaction will result in the following:

        - All of NCP-Six's assets will be sold to Northland or an affiliate thereof in a transaction valued at $70,200,000. The assets that will be acquired by Northland or its affiliates will include NCP-Six's cable television franchises and cable television systems located in and around Starkville, Mississippi; Philadelphia, Mississippi; Forest, Mississippi; Highlands, North Carolina; Barnwell, South Carolina and Bennettsville, South Carolina.

        - At closing, Northland or its affiliates will assume some partnership liabilities, which will result in a downward adjustment to the purchase price, and NCP-Six will make an in-kind distribution to Northland of assets equal in value to Northland's partnership interest in NCP-Six.

        - Northland or its affiliates will pay for the assets with cash and an $11,825,000 promissory note. It is currently estimated that the total amount of cash payable by Northland will be approximately $52,461,000. The total value of the cash and promissory note payable by Northland and the in-kind distribution to Northland will be $70,200,000, as adjusted for assumed liabilities and other matters.

        - The promissory note will be due and payable in three equal installments (on the first, second, and third anniversary of closing the proposed transaction) and will be held by a liquidating trust that will be established.

        - The promissory note will bear interest at a fixed rate of 8 percent, will be full recourse and unsecured. The maker on the note will be Northland or its affiliates and the note will be subordinated to the maker's senior debt;

        - NCP-Six will set aside appropriate amounts for payment of liabilities not assumed by Northland or its affiliates in the transaction and other Partnership obligations. This includes an aggregate amount of $750,000 to be funded from cash paid by Northland at closing which will also be retained by NCP-Six in the liquidating trust. Amounts remaining in the liquidating trust following the later of the third anniversary of closing the proposed transaction, or resolution of any contingent liabilities of NCP-Six, will be distributed to the unaffiliated limited partners and the Administrative General Partner pursuant to their respective ownership interests in NCP-Six.

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


Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statement" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings

        None

ITEM 2 Changes in securities

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                            Managing General Partner



Dated: 5/15/01      BY:  /s/ RICHARD I. CLARK
       -------          ------------------------------------
                        Richard I. Clark
                        (Executive Vice President/Treasurer)



Dated: 5/15/01      BY:  /s/ GARY S. JONES
       -------          ------------------------------------
                        Gary S. Jones
                        (President)