Form 10-K/A
period 2000-12-31
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2001-08-03
CIK 788736

               FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 34-29354 eff. 7-1-91.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KA

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from ________to________

                         Commission file number 0-16063

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               STATE OF WASHINGTON                           91-1318471
               -------------------                           ----------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

         3600 WASHINGTON MUTUAL TOWER
    1201 THIRD AVENUE, SEATTLE, WASHINGTON                      98101
    --------------------------------------                      -----
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

        Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

        (c) (C)The Partnership made no cash distributions during 2000, 1999 and 1998. The limited partners have received in the aggregate in the form of cash distributions $3,817,997 on total initial contributions of $15,000,000 as of December 31, 2000. As of December 31, 2000, the Partnership had repurchased $100,475 of limited partnership units (173 units at $500 per unit and 43 units at $325 per unit). Future distributions depend upon results of operations, leverage ratios and compliance with financial covenants required by the Partnership's lender, but are expected to remain at their current level.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------------------
                                     2000                 1999                 1998                1997                1996
                                 ------------         ------------         ------------         -----------         -----------
SUMMARY OF OPERATIONS:
Revenue                          $ 15,221,887         $ 15,005,218         $ 14,746,766         $ 9,644,320         $ 9,262,702
Operating income                    1,587,889            1,312,323            1,621,138           2,061,496           1,394,255
Gain/(Loss) on retirement
  of assets                          (266,933)           1,330,533             (229,940)              7,095            (152,698)
Net income (loss)                  (1,326,393)              98,856           (1,369,601)          1,215,899             381,451
Net income (loss)per
  limited partner unit
  (weighted average)                      (44)                   3                  (46)                 40                  13
Cumulative tax losses
  per limited partner
  unit                                   (342)                (342)                (342)               (342)               (342)

                                                                        DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                  2000                 1999                 1998                 1997                 1996
                              ------------         ------------         ------------         ------------         ------------
BALANCE SHEET DATA:
Total assets                  $ 28,528,812         $ 30,603,533         $ 32,971,969         $ 13,609,386         $ 13,253,610
Notes payable                   28,215,281           28,965,281           31,372,848           10,899,421           11,920,821
Total liabilities               30,037,951           30,786,279           33,249,571           12,513,387           13,365,510
General partners'
  deficit                         (142,106)            (128,842)            (129,831)            (116,135)            (128,294)
Limited partners'
  (deficit)capital              (1,367,033)             (53,904)            (147,771)           1,212,134               16,394
Distributions per
  limited partner unit                   0                    0                    0                    0                    3
Cumulative distribu-
  tions per limited
  partner unit                         128                  128                  128                  128                  128

                                                              QUARTERS ENDED
                          ----------------------------------------------------------------------------------------
                          DECEMBER 31,      SEPTEMBER 30,        JUNE 30,           MARCH 31,         DECEMBER 31,
                             2000               2000               2000               2000               1999
                         ------------       ------------       ------------       ------------       ------------
Revenue                  $  3,852,433       $  3,812,503       $  3,803,536       $  3,753,415       $  3,798,006
Operating income              188,724            477,807            465,645            455,714            144,431
Gain (loss)
  on retirement
  of assets                  (162,743)          (108,898)                --              4,708           (273,689)
Net income (loss)        $   (636,500)      $   (309,847)      $   (195,891)      $   (184,093)      $   (795,897)
Net income (loss) per
  limited partner unit
  (weighted average)     $        (21)      $        (10)      $         (7)      $         (6)      $        (26)
Investment in cable
  television properties  $ 26,422,694       $ 27,009,267       $ 27,446,910       $ 28,197,268       $ 29,161,847
Book value per
  partnership unit       $        897       $        907       $        922       $        947       $        979

                                           QUARTERS ENDED
                           ------------------------------------------------
                           SEPTEMBER 30,       JUNE 30,          MARCH 31,
                               1999              1999              1999
                           ------------       -----------      ------------
Revenue                    $  3,709,213       $ 3,765,209      $  3,732,791
Operating income                429,065           487,176           302,304
Gain (loss)
  on retirement
  of assets                     (58,045)        1,662,267                --
Net income (loss)          $   (261,347)      $ 1,467,256      $   (311,159)
Net income (loss) per
  limited partner unit
  (weighted average)       $         (9)      $        49      $        (10)
Investment in cable
  television properties    $ 29,907,660       $30,170,700      $ 30,583,736
Book value per
  partnership unit         $      1,004       $     1,013      $      1,027


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GENERAL music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and Broadcast Music, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not currently believe these license fees will be significant to their business and operations.

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

        The Partnership has filed a Preliminary Proxy Statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal is to extend the term of the Partnership for six years until December 31, 2007. The second proposal, if approved, will provide authority to sell all of its existing assets Northland Communications Corporation, managing general partner of NCP-Six, or its assigns, for an aggregate price of $70,200,000. It is management's opinion that the likelihood that either of these proposals not be approved by the limited partners is remote.

RESULTS OF OPERATIONS

2000 AND 1999

        Total revenue reached $15,221,887 for the year ended December 31, 2000, representing an increase of approximately 1% over 1999. Of the 2000 revenue, $11,025,826 (72%) is derived from subscriptions to basic services, $1,379,913 (9%) from subscriptions to premium services, $948,969 (6%) from subscriptions to tier services, $581,281 (4%) from advertising, $397,470 (3%) from service maintenance revenue, $333,125 (2%) from installation charges and $555,303 (4%) from other sources. The April 1999 disposition of the Sandersville, Mississippi System decreased revenues approximately $200,000, or 2%. Assuming the Sandersville System was disposed of at the beginning of each of the respective periods, revenue would have increased approximately 3%. The growth in revenue is attributable primarily to rate increases as well as new product services introduced in 2000.

        The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                                2000                1999                1998                1997                1996
                              --------            --------            --------            --------            --------
Basic Rate                    $  28.50            $  26.50            $  24.20            $  23.00            $  22.24
Tier Rate                         8.95                8.50                7.65                6.90                6.35
HBO Rate                         10.30               10.25               10.50               11.35               11.25
Cinemax Rate                      8.25                7.70                7.30                8.70                8.50
Showtime Rate                     8.15                7.95                6.30                4.50                8.45
Movie Channel Rate                6.20                6.00                6.60                  --                  --
Disney Rate                         --                6.50                6.20                5.10                6.00
Encore Rate                       1.10                1.50                1.50                  --                  --
Starz Rate                        6.25                8.50                8.50                  --                  --
Service Contract
  Rate                            2.25                2.30                2.35                2.60                2.65

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

        The Partnership has filed a Preliminary Proxy Statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal, if approved, will extend the term of the Partnership for six years until December 31, 2007. The second proposal, if approved, will provide authority to sell all of its existing assets Northland Communications Corporation, managing general partner of NCP-Six, or its assigns, for an aggregate purchase price of $70,200,000. It is management's opinion that the likelihood that either of these proposals not be approved by the limited partners is remote.

        During 2000, the Partnership's primary sources of liquidity was cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2000, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and scheduled debt service.

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

        Pro forma operating results of the Partnership for the year ending December 31, 1999, assuming the disposition of the Sandersville system had been completed as of the beginning of 1998, is as follows:

                                    1999                     1998
                                ------------             ------------
Revenue                         $ 14,183,800             $ 14,183,431
                                ============             ============

Net loss                        $ (1,482,272)            $ (1,271,034)
                                ============             ============
Net loss per limited
   partnership unit             $        (50)            $        (43)
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

        RICHARD I. CLARK (AGE 43). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 22 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum alude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

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

ITEM 11. EXECUTIVE COMPENSATION

        The Partnership does not have executive officers. However, compensation was paid to the Managing General Partner during 2000 as indicated in Note 3 of the Notes to Financial Statements--December 31, 2000 (see Items 13(a) and 14(a)(1) below).

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

        The following schedule summarizes these transactions:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------
                                              2000                1999                1998
                                            --------            --------            --------
Partnership management fees                 $913,313            $900,313            $884,806
Operating expense reimbursements             769,480             719,456             663,191
Software installation and
  billing service fees to NCSC                75,798              73,965              79,590
Programming fees to NCN                            0             178,797             165,147
Reimbursement to CAC for services             85,895              69,752              57,611
Reimbursements to Premier                     25,788             160,722             290,147
Amounts due to General Partner
  and affiliates at year end                  35,458              46,388             142,746

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

        (c) INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                     SEQUENTIALLY
                                                                                       NUMBERED
                                                                                         PAGE
                                                                                     ------------
 (1)     FINANCIAL STATEMENTS:

         Report of Independent Public Accountants................................        27

         Balance Sheets--December 31, 2000 and 1999..............................        28

         Statements of Operations for the years ended December 31, 2000, 1999 and
         1998....................................................................        29

         Statements of Changes in Partners' Capital (Deficit) for the years ended
         December 31, 2000, 1999 and 1998........................................        31

         Statements of Cash Flows for the years ended December 31, 2000, 1999 and
         1998....................................................................        32

         Notes to Financial Statements--December 31, 2000........................        33

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


Seattle, Washington
January 26, 2001

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

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                      2000                     1999                     1998
                                                                  ------------             ------------             ------------
REVENUE                                                           $ 15,221,887             $ 15,005,218             $ 14,746,766
                                                                  ------------             ------------             ------------
EXPENSES:
   Operating (including $270,067, $286,365 and
      $285,212, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                        1,161,419                1,320,255                1,262,672
   General and administrative (including $1,505,136,
      $1,575,500 and $1,632,936, net, paid to
      affiliates in 2000, 1999 and 1998, respectively)               4,035,555                4,064,866                3,790,975
   Programming (including $95,703, $233,163 and
      $241,521, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                        3,968,492                3,915,701                3,784,358
                                                                  ------------             ------------             ------------
                                                                     9,165,466                9,300,822                8,838,005
                                                                  ------------             ------------             ------------
            Operating income before other income
               (expense), depreciation and
               amortization expense                                  6,056,421                5,704,396                5,908,761

OTHER INCOME (EXPENSE):
   Interest income                                                      45,351                   26,668                   17,932
   Interest expense                                                 (2,495,892)              (2,379,744)              (2,566,743)
   (Loss) gain on disposal of assets                                  (266,933)               1,330,533                 (229,940)
   Amortization of loan fees and other                                (196,808)                (190,924)                (211,988)
                                                                  ------------             ------------             ------------
            Income before depreciation and
               amortization expense                                  3,142,139                4,490,929                2,918,022

DEPRECIATION AND AMORTIZATION EXPENSE                               (4,468,532)              (4,392,073)              (4,287,623)
                                                                  ------------             ------------             ------------
            Net (loss) income                                     $ (1,326,393)            $     98,856             $ (1,369,601)
                                                                  ============             ============             ============
ALLOCATION OF NET (LOSS) INCOME:
   General partners                                               $    (13,264)            $        989             $    (13,696)
                                                                  ============             ============             ============

   Limited partners                                               $ (1,313,129)            $     97,867             $ (1,355,905)
                                                                  ============             ============             ============

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT                    $        (44)            $          3             $        (46)
                                                                  ============             ============             ============


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                      2000                     1999                     1998
                                                                  ------------             ------------             ------------
REVENUE                                                           $ 15,221,887             $ 15,005,218             $ 14,746,766
                                                                  ------------             ------------             ------------
EXPENSES:
   Operating (including $270,067, $286,365 and
      $285,212, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                        1,161,419                1,320,255                1,262,672
   General and administrative (including $1,505,136,
      $1,575,500 and $1,632,936, net, paid to
      affiliates in 2000, 1999 and 1998, respectively)               4,035,555                4,064,866                3,790,975
   Programming (including $95,073, $233,163 and
      $241,521, net, paid to affiliates in 2000, 1999
      and 1998, respectively)                                        3,968,492                3,915,701                3,784,358
   Depreciation and amortization                                     4,468,532                4,392,073                4,287,623
                                                                  ------------             ------------             ------------
                                                                    13,633,998               13,692,895               13,125,628
                                                                  ------------             ------------             ------------
            Operating income                                         1,587,889                1,312,323                1,621,138

OTHER INCOME (EXPENSE):
   Interest income                                                      45,351                   26,668                   17,932
   Interest expense                                                 (2,495,892)              (2,379,744)              (2,566,743)
   (Loss) gain on disposal of assets                                  (266,933)               1,330,533                 (229,940)
   Amortization of loan fees and other                                (196,808)                (190,924)                (211,988)
                                                                  ------------             ------------             ------------
            Net (loss) income                                     $ (1,326,393)            $     98,856             $ (1,369,601)
                                                                  ============             ============             ============
ALLOCATION OF NET (LOSS) INCOME:
   General partners                                               $    (13,264)            $        989             $    (13,696)
                                                                  ============             ============             ============

   Limited partners                                               $ (1,313,129)            $     97,867             $ (1,355,905)
                                                                  ============             ============             ============

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT                    $        (44)            $          3             $        (46)
                                                                  ============             ============             ============


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                       General               Limited
                                                      Partners               Partners                  Total
                                                      ---------             -----------             -----------
BALANCE, December 31, 1997                            $(116,135)            $ 1,212,134             $ 1,095,999

   Repurchase of limited partnership units                   --                  (4,000)                 (4,000)

   Net loss                                             (13,696)             (1,355,905)             (1,369,601)
                                                      ---------             -----------             -----------
BALANCE, December 31, 1998                             (129,831)               (147,771)               (277,602)

   Repurchase of limited partnership units                   --                  (4,000)                 (4,000)

   Net income                                               989                  97,867                  98,856
                                                      ---------             -----------             -----------
BALANCE, December 31, 1999                             (128,842)                (53,904)               (182,746)

   Net loss                                             (13,264)             (1,313,129)             (1,326,393)
                                                      ---------             -----------             -----------
BALANCE, December 31, 2000                            $(142,106)            $(1,367,033)            $(1,509,139)
                                                      =========             ===========             ===========


        The accompanying notes are an integral part of these statements.

               NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                            2000                  1999                   1998
                                                                         -----------           -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                     $(1,326,393)          $    98,856           $ (1,369,601)
   Adjustments to reconcile net (loss) income to net cash
    provided by operating activities-
      Depreciation and amortization expense                                4,468,532             4,392,073              4,287,623
      Amortization of loan costs                                             196,808               190,923                182,859
      Loss (gain) on disposal of assets                                      266,933            (1,330,533)               229,940
      Changes in certain assets and liabilities:
         Accounts receivable                                                (122,520)              131,092               (278,190)
         Prepaid expenses and other assets                                    (7,494)             (120,998)               153,371
         Accounts payable and other current liabilities                      (28,976)              144,817                224,658
         Due to general partner and affiliates                               (10,930)             (121,243)               (12,090)
         Deposits                                                             (5,832)              (21,635)               (35,036)
         Subscriber prepayments                                               47,410               (82,549)                85,225
                                                                         -----------           -----------           ------------
            Net cash provided by operating activities                      3,477,538             3,280,803              3,468,759
                                                                         -----------           -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (2,054,270)           (2,659,141)            (2,820,143)
   Acquisition of cable system                                                    --                    --            (20,500,000)
   Proceeds from disposal of assets                                          202,700             1,726,026                    500
   Purchase of intangibles                                                  (151,550)              (59,887)               (77,199)
                                                                         -----------           -----------           ------------
            Net cash used in investing activities                         (2,003,120)             (993,002)           (23,396,842)
                                                                         -----------           -----------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    --                    --             20,473,427
   Principal payments on notes payable                                      (750,000)           (2,407,567)                    --
   Repurchase of limited partnership units                                        --                (4,000)                (4,000)
   Loan fees and other costs                                                      --               (26,179)                (7,471)
                                                                         -----------           -----------           ------------
            Net cash (used in) provided by financing activities             (750,000)           (2,437,746)            20,461,956
                                                                         -----------           -----------           ------------

INCREASE (DECREASE) IN CASH                                                  724,418              (149,945)               533,873

CASH, beginning of year                                                      556,962               706,907                173,034
                                                                         -----------           -----------           ------------
CASH, end of year                                                        $ 1,281,380           $   556,962           $    706,907
                                                                         ===========           ===========           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                $ 2,489,075           $ 2,373,440           $  2,562,492
                                                                         ===========           ===========           ============


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

Due to General Partner and Affiliates

                                                         December 31,
                                                  --------------------------
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
                                                  =======            =======

4. PROPERTY AND EQUIPMENT:

                                               December 31,
                                    ----------------------------------
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
                                    ===========            ===========

5. OTHER CURRENT LIABILITIES:

                                            December 31,
                                  ------------------------------
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

Pro Forma operating results of the Partnership for 1999 and 1998, assuming the disposition described above had been completed as of the beginning of 1998 follows:

                                                         For the Year Ended
                                                             December 31,
                                                 -------------------------------------
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

                          NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

                          By:  NORTHLAND COMMUNICATIONS CORPORATION
                                   (Managing General Partner)

                          By:  /s/ Gary S. Jones              Date:   8/3/01
                               ----------------------------        -----------
                               Gary S. Jones, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                                    CAPACITIES                                DATE
          ----------                                    ----------                                ----
/s/ John S. Whetzell           Chief executive officer of registrant; chief executive            8/3/01
----------------------------   officer and chairman of the board of directors of Northland       ------
John S. Whetzell               Communications Corporation


/s/ Richard I. Clark           Director of Northland Communications Corporation                  8/3/01
----------------------------                                                                     ------
Richard I. Clark


/s/ John E. Iverson            Secretary and Director of Northland Communications                8/3/01
----------------------------   Corporation                                                       ------
John E. Iverson


/s/ Gary S. Jones              President and principal accounting officer of Northland           8/3/01
----------------------------   Communications Corporation                                        ------
Gary S. Jones

                                 EXHIBITS INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
 NUMBER                            DESCRIPTION                        PAGE
 -------                           -----------                     ------------
   10.45    Amendment to Credit Agreement dated as of July 20,
            1999