Form 10-Q
period 2001-06-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2001-08-13
CIK 788736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

(206) 621-1351

(Registrant’s telephone number, including area code)

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

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash	$349,207	$1,281,380

Due from affiliates	112,476	14,109

Accounts receivable	607,243	725,123

Prepaid expenses	134,278	85,506

Property and equipment, net of accumulated depreciation of $17,354,625 and $16,325,363, respectively	14,724,613	13,960,226

Intangible assets, net of accumulated amortization of $17,976,529 and $16,661,387, respectively	11,237,028	12,462,468

Total assets	$27,164,845	$28,528,812

LIABILITIES AND PARTNERS’ DEFICIT

Accounts payable and accrued expenses	$1,025,001	$1,297,584

Due to managing general partner and affiliates	53,450	35,458

Converter deposits	28,515	29,590

Subscriber prepayments	491,047	460,038

Notes payable	27,830,575	28,215,281

Total liabilities	29,428,588	30,037,951

Partners’ deficit:

General Partners:

Contributed capital, net	(37,565)	(37,565)

Accumulated deficit	(112,087)	(104,541)

	(149,652)	(142,106)

Limited Partners:

Contributed capital, net	8,982,444	8,982,444

Accumulated deficit	(11,096,535)	(10,349,477)

	(2,114,091)	(1,367,033)

Total partners’ deficit	(2,263,743)	(1,509,139)

Total liabilities and partners’ deficit	$27,164,845	$28,528,812

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2001	2000

	(unaudited)
Service revenues	$7,703,732	$7,556,951

Expenses:

Operating (including $100,583 and $171,573 to affiliates, respectively)	607,876	583,121

General and administrative (including $762,251 and $716,069 to affiliates, respectively)	1,884,763	1,847,340

Programming (including $39,822 and $47,725 to affiliates, respectively)	2,109,577	1,972,111

Depreciation and amortization	2,275,054	2,233,020

	6,877,270	6,635,592

Income from operations	826,462	921,359

Other income (expense):

Interest expense	(1,375,257)	(1,325,141)

Interest income and other, net	(205,809)	19,090

Gain on sale of assets	—	4,708

	(1,581,066)	(1,301,343)

Net loss	$(754,604)	$(379,984)

Allocation of net loss:

General Partners	$(7,546)	$(3,800)

Limited Partners	$(747,058)	$(376,184)

Net loss per limited partnership unit:

(29,784 units)	$(25)	$(13)

Net loss per $1,000 investment	$(51)	$(25)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the three months ended June 30,

	2001	2000

	(unaudited)
Service revenues	$3,936,829	$3,803,536

Expenses:

Operating (including $57,718 and $111,163 to affiliates, respectively)	322,795	278,475

General and administrative (including $370,393 and $350,002 paid to affiliates, respectively)	974,746	956,308

Programming (including $18,173 and $19,417 to affiliates, respectively)	1,056,955	986,489

Depreciation and amortization	1,142,969	1,116,619

	3,497,465	3,337,891

Income from operations	439,364	465,645

Other income (expense):

Interest expense	(684,795)	(673,046)

Interest income and other, net	(105,851)	11,510

	(790,646)	(661,536)

Net loss	$(351,282)	$(195,891)

Allocation of net loss:

General Partners	$(3,513)	$(1,959)

Limited Partners	$(347,769)	$(193,932)

Net loss per limited partnership unit:

(29,784 units)	$(12)	$(7)

Net loss per $1,000 investment	$(24)	$(14)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (Unaudited)
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(754,604)	(379,984)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	2,275,054	2,233,020

Amortization of loan fees	119,351	101,310

Gain on sale of assets	—	(4,708)

Change in certain operating assets and liabilities:

Accounts receivable	117,880	134,872

Prepaid expenses	(48,772)	(34,317)

Accounts payable and accrued expenses	(272,583)	(440,298)

Due to managing general partner and affiliates	(80,375)	18,317

Converter deposits	(1,075)	(2,639)

Subscriber prepayments	31,009	62,110

Net cash from operating activities	1,385,885	1,687,683

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net	(1,843,649)	(609,234)

Proceeds from disposal of assets	—	7,000

Increase in intangibles	(89,703)	(12,454)

Net cash used in investing activities	(1,933,352)	(614,688)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on borrowings	(384,706)	—

Net cash used in financing activities	(384,706)	—

(DECREASE) INCREASE IN CASH	(932,173)	1,072,995

CASH, beginning of period	1,281,380	556,962

CASH, end of period	$349,207	$1,629,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,265,900	$1,218,941

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2001, its statements of operations and cash flows for the six and three months ended June 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and in June 2000 issued SFAS No. 138, amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Pursuant to SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133 — an Amendment to FASB Statement No. 133” the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company’s election, before January 1, 1999).

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership will record an asset equal to the fair value to settle the agreements and a corresponding credit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. During the six months ended June 30, 2001, the Partnership had no outstanding derivatives.

(3)  In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Partnership is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

(4)  Under the terms of the Partnership’s revolving credit and term loan agreement, all amounts outstanding under the note payable become due and payable on September 30, 2001. The Partnership’s continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Management believes an agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership’s life, which currently expires on December 31, 2001.

The Partnership has filed a preliminary proxy statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal if approved, will extend the term of the Partnership for six years until December 31, 2007. The second proposal, if approved, will provide authority to sell all of the Partnership’s existing assets to three companies affiliated with Northland Communications Corporation, managing general partner, or its assigns, for an aggregate purchase price of $70,200,000. It is management’s opinion that the likelihood that either of these proposals would not be approved by the limited partners is small.

     PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues totaled $7,703,732 for the six months ended June 30, 2001, representing an increase of approximately 2% over the same period in 2000. Of these revenues, $5,244,541 (68%) was derived from basic services, $682,795 (9%) from premium services, $964,049 (12%) from expanded basic services, $205,236 (3%) from service maintenance contracts, $199,961 (3%) from advertising, and $407,150 (5%) from other sources. The increase in revenues is primarily due to rate increases put into effect during the first quarter of 2001.

As of June 30, 2001, the Partnership’s systems served approximately 32,030 basic subscribers and 14,700 premium subscribers.

Operating expenses totaled $607,876 for the six months ended June 30, 2001, representing an increase of approximately 4% over the same period in 2000. Such increase is primarily due to increases in pole rents and utility audits occurring during the second quarter of 2001.

General and administrative expenses totaled $1,884,763 for the six months ended June 30, 2001 representing an increase of approximately 2% over the same period in 2000. The increase in general and administrative expenses relates to increases in revenue based expenses such as franchise fees and management fees. Increases in property taxes also attributed to the increase in general and administrative expenses during the second quarter of 2001.

Programming expenses totaled $2,109,577 for the six months ended June 30, 2001, representing an increase of approximately 7% over the same period in 2000. Increased rates charged by various program suppliers resulted in the increased programming expenses for the second quarter of 2001.

Depreciation and amortization expenses totaled $2,275,054 for the six months ended June 30, 2001, representing an increase of approximately 2% over the same period in 2000. The increase is attributable to recent additions of assets relating to the upgrading and improvement of plant and equipment. Increases in depreciation are also offset by certain assets becoming fully depreciated.

Interest expense for the six months ended June 30, 2001 increased approximately 4% compared to the same period in 2000. This increase is primarily due to increases in loan fee amortization.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues totaled $3,936,829 for the three months ended June 30, 2001, representing an increase of approximately 4% over the same period in 2000. Of these revenues, $2,690,776 (68%) was derived from basic services, $348,999 (9%) from premium services, $485,088 (12%) from expanded basic services, $103,641 (3%) from service maintenance contracts, $105,968 (3%) from advertising, and $202,357 (5%) from other sources. The increase in revenue is attributable primarily to rate increases placed into effect in 2001.

Operating expenses totaled $322,795 for the three months ended June 30, 2001, representing an increase of approximately 16% over the same period in 2000. This increase is primarily due to increases in pole and site rental expenses as well as utility audits incurred during the second quarter of 2001.

General and administrative expenses totaled $974,746 for the three months ended June 30, 2001, representing an increase of approximately 2% over the same period in 2000. This increase is primarily due to higher revenue based expenses such as management fees and franchise fees. These increases were offset by decreases in bad debt expense as well as decreases in travel expenses.

Programming expenses totaled $1,056,955 for the three months ended June 30, 2001, increasing approximately 7% from the same period in 2000. This increase is mainly attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expenses totaled $1,142,969 for the three months ended June 30, 2001, representing an increase of approximately 2% over the same period in 2000. Such increase is attributable to depreciation of recent purchases related to upgrading plant and equipment offset by certain assets becoming fully depreciated.

Interest expense for the three months ended June 30, 2001 increased approximately 2% over the same period in 2000. This increase is primarily due to increases in loan fee amortization.

Liquidity and Capital Resources

The Partnership’s primary sources of liquidity are cash flow provided from operations and availability under an $8,000,000 revolving credit line, of which approximately $5,650,000 was outstanding as of June 30, 2001. Based on management’s analysis, the Partnership’s cash flow from operations and amounts available for borrowing under the Partnership’s loan agreement are sufficient to cover operating costs, debt service and planned capital expenditures up to September 30, 2001, at which time all amounts outstanding under the revolving credit and term loan become due. The Partnership’s continuing operations will not provide sufficient liquidity to satisfy this obligation at its stated maturity. Alternatives available to the Partnership include a sale of a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt or to re-negotiate the terms of the credit agreement with its lenders to extend the maturity date. Management believes agreement by the lenders to extend the maturity date would be contingent upon the approval of the limited partners to extend the expiration of the Partnership’s life, which currently expires on December 31, 2001.

The Partnership has filed a preliminary proxy statement with the Securities and Exchange Commission which solicits votes for two separate proposals. The first proposal, if approved, will extend the term of the Partnership for six years, until December 31, 2007. The second proposal, if approved, will provide authority to sell all of the Partnership’s existing assets to three companies affiliated with Northland Communications Corporation, managing general partner of NCP-Six for an aggregate purchase price of $70,200,000. It is management’s opinion that the likelihood that either of these proposals would not be approved by the limited partners is small.

During the three months ended June 30, 2001, the Partnership’s primary sources of liquidity were cash provided from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During the three months ended June 30, 2001, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital and capital expenditures.

Under the terms of the Partnership’s loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a senior debt to annualized operating cash flow ratio of 5.25 to 1.00, and an annual operating cash flow to interest expense ratio of not less than 2.50 to 1.00. As of June 30, 2001, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $27,830,575. As of the date of this filing, interest rates on the credit facility were as follows: $27,830,575 at a LIBOR based rate of 6.78% expiring August 31, 2001. The above includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first half of 2001, the Partnership incurred approximately $1.8 million in capital expenditures. These expenditures were mainly the result of the digital service launch and a continuing system upgrade to 550 MHz in the Starkville, Mississippi system as well as various tap audits in some of the systems which are designed to increase the number of basic subscribers through detecting illegal hookups and converting these households to paying customers.

Planned expenditures for the remainder of 2001 include specific digital service launches, the continuation of the ongoing system upgrade to 550 MHz in the Starkville, Mississippi system, ongoing deployment of fiber and system upgrades in the Philadelphia, Mississippi and Highlands, North Carolina systems, an ongoing system upgrade to 550 MHz in the Forest, Mississippi system and various line extensions and channel additions in all of the systems.

Proposed Liquidation of the Partnership

The Partnership has filed a preliminary proxy statement with the Securities and Exchange Commission which describes a proposal for the unaffiliated limited partners of NCP-Six to consider and vote on an amendment to the NCP-Six Partnership Agreement that would extend the term of NCP-Six from its current expiration date of December 31, 2001 until December 31, 2007. Without such amendment to the NCP-Six Partnership Agreement, NCP-Six is currently scheduled to terminate on December 31, 2001, and upon such termination, the General Partners will be required to initiate the winding up of NCP-Six’s affairs pursuant to the terms and conditions set forth in the NCP-Six Partnership Agreement and Washington law. Even before December 31, 2001, however, NCP-Six will face the maturity of its current credit facility. That credit facility is currently scheduled to mature on September 30, 2001. Based on discussions with NCP-Six’s lenders, we do not believe the maturity date can be further extended without first extending the term of the partnership for a reasonable period of time. As of June 30, 2001, the balance owed on the NCP-Six credit facility was $27,830,575.

The proxy statement also describes a proposal for the unaffiliated limited partners of NCP-Six to consider and vote on an amendment to the NCP-Six Partnership Agreement that would authorize the sale and distribution by NCP-Six of its cable television systems and other assets owned by it to three companies affiliated with Northland Communications Corporation (Northland Purchasers. The proposed transaction is subject to the approval of holders of a majority in interest of the units of limited partnership of NCP-Six (excluding the 30 units held by Northland Communications Corporation or its affiliates). If completed, the proposed transaction will result in the following:

•	All of NCP-Six’s assets will be sold to Northland Purchasers in a transaction valued at $70,200,000. The assets that will be acquired by Northland Purchasers represent all of the operating assets of NCP-Six, which includes cable television franchises and cable television systems located in and around Starkville, Mississippi; Kosciusko, Mississippi; Philadelphia, Mississippi; Forest, Mississippi; Highlands, North Carolina; Barnwell, South Carolina and Bennettsville, South Carolina.

•	At closing, Northland Purchasers will assume some partnership liabilities, which will result in a downward adjustment to the purchase price, and NCP-Six will make an in-kind distribution to Northland Communications Corporation of assets equal in value to its interest in NCP-Six.

•	Northland Purchasers will pay for the assets with cash and $11,825,000 of promissory notes. It is currently estimated that the total amount of cash payable by Northland Purchasers will be approximately $52,495,000. The total value of the cash and promissory notes payable by Northland Purchasers and the in-kind distribution to

Northland Communication Corporation will be $70,200,000, as adjusted for assumed liabilities and other matters.

•	The promissory notes will be due and payable in three equal installments (on the first, second, and third anniversary of closing the proposed transaction) and will be held by a liquidating trust that will be established.

•	The promissory notes will bear interest at a fixed rate of 8 percent annually, will be full recourse and unsecured. The makers on the notes will be the Northland Purchasers and the notes will be subordinated to the senior debt of each respective Northland Purchaser.

•	NCP-Six will set aside appropriate amounts for payment of liabilities not assumed by Northland Purchasers in the transaction and other Partnership obligations. This includes an aggregate amount of $750,000 to be funded from cash paid by Northland Purchasers at closing which will also be retained by NCP-Six in the liquidating trust. Amounts remaining in the liquidating trust following the later of the third anniversary of closing the proposed transaction, or resolution of any contingent liabilities of NCP-Six, will be distributed to the unaffiliated limited partners and the Administrative General Partner pursuant to their respective ownership interests in NCP-Six.

•	Net proceeds from the proposed transaction remaining after the payment of NCP-Six’s debt and provisions for requirements associated with winding up the Partnership will be distributed only to the unaffiliated limited partners and to the Administrative General Partner of NCP-Six, pursuant to their respective interests as set forth in the NCP-Six Partnership Agreement.

•	Northland Communications Partner, as the managing general partner of NCP-Six, will not receive a cash distribution but will instead receive only an in-kind distribution equal to its percentage interest of the assets of NCP-Six.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statement” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

     PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

BY:	Northland Communications Corporation, Managing General Partner

Dated:	8/13/01	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated:	8/13/01	BY:	/s/ GARY S. JONES

Gary S. Jones (President)