Form 10-Q
period 2001-09-30
NORTHLAND CABLE PROPERTIES SIX LTD PARTNERSHIP
filed 2001-11-14
CIK 788736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number: 0-16063

Northland Cable Properties Six Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington (State of Organization)	91-1318471 (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)

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

PART II — FINANCIAL INFORMATION

ITEM 5  Financial Statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
BALANCE SHEETS
(Prepared by the Managing General Partner)

September 30,
2001

(unaudited)
ASSETS
Cash	$5,012,005
Accounts receivable	546,490
Due from managing general partner and affiliates	110,616
Prepaid expenses	67,622
Notes receivable from Affiliates	30,172,100

Total assets	$35,908,833

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued expenses	$706,034
Due to managing general partner and affiliates	77,639

Total liabilities	783,673

Total partners’ equity	35,125,160

Total liabilities and partners’ equity	$35,908,833

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

PRO FORMA STATEMENTS OF OPERATIONS — (Unaudited)
(Prepared by the Managing General Partner)

	For the nine months ended September 30, 2001

		Pro Forma		Pro Forma
	As Reported	Adjustments		Combined

Service revenues	$11,698,394	$(11,698,394	)(1a)	$—
Operating expenses	7,004,527	(7,004,527	)(1a)	—
Depreciation and amortization	3,293,064	(3,293,064	)(1a)	—

Total expenses	10,297,591	(10,297,591)		—

Income from operations	1,400,803	(1,400,803)		—
Other income (expense):
Interest expense	(1,651,011)	1,651,011	(1b)	—
Interest income	11,604	(11,604	)(1b)	—
Other expense	(531,040)	531,040	(1d)	—
Gain/loss on sale of assets	43,028,943	—	(1c)	43,028,943

	40,858,496	2,170,447		43,028,943

Net income before taxes	42,259,299	769,644		43,028,943

Income taxes	—	—		—

Net income	$42,259,299	$769,644		$43,028,943

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP
PRO FORMA STATEMENTS OF OPERATIONS — (Unaudited)
(Prepared by the Managing General Partner)

	For the nine months ended September 30, 2000

		Pro Forma		Pro Forma
	As Reported	Adjustments		Combined

Service revenues	$11,369,454	$(11,369,454	)(1a)	$—
Operating expenses	6,632,979	(6,632,979	)(1a)	—
Depreciation and amortization	3,337,310	(3,337,310	)(1a)	—

Total expenses	9,970,289	(9,970,289)		—

Income from operations	1,399,165	(1,399,165)		—
Other income (expense):
Interest expense	(1,867,435)	1,867,435	(1b)	—
Interest income	34,017	(34,017	)(1b)	—
Other income	(151,388)	151,388	(1d)	—
Gain/loss on sale of assets	(104,190)	39,693,670	(1c)	39,589,480

	(2,088,996)	41,678,476		39,589,480

Net income before taxes	(689,831)	40,279,311		39,589,480

Income taxes	—	—		—

Net income	$(689,831)	$40,279,311		$39,589,480

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

NOTES TO PRO FORMA STATEMENTS OF OPERATIONS AND BALANCE SHEET — (Unaudited)
(Prepared by the Managing General Partner)

1. The Pro Forma Statements of Operations show the adjustments for the disposition of substantially all of the operating assets and franchises which occurred on September 30, 2001. The adjustments reflect the disposition as if it had occurred on January 1, 2001 and January 1, 2000 respectively, for income statement purposes.

(a)	To eliminate revenue and expenses associated with operations.

(b)	To eliminate interest income and interest expense associated with bank deposits and debt.

(c)	To record the gain on the disposition of assets as if it had occurred on January 1, 2000 and 2001.

(d)	To eliminate other income and expenses.

2. The notes receivable from affiliates represent amounts due to the Partnership from the sale of substantially all of the operating assets and franchises to affiliates. Approximately $15,750,000 of the outstanding notes receivable were paid by affiliates in October 2001, the balance represents the deferred portion of the purchase price which will be paid in three annual installments with interest at 8% per annum.

PART I

ITEM 1. Financial statements in conformity with Rule 10-01 of Regulation S-X are not being presented due to the Partnership’s disposition of its operating assets (see Part I, Item 2). Pro-forma financial statements, giving effect to the disposition of assets, have been included in Item 5 Other Information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disposition of Assets

On September 28, 2001 Northland Cable Properties Six Limited Partnership (the “Registrant”) sold its (i) Bennettsville, South Carolina and Mississippi cable television assets (the “Mississippi and Bennettsville Systems”) to Northland Cable Networks LLC (“NCN”), (ii) Highlands, North Carolina cable television assets (the “Highlands System”) to Northland Cable Television, Inc. (“NCTV”), and (iii) Barnwell, South Carolina cable television assets (the “Barnwell Systems”) to Northland Cable Properties, Inc. (“NCPI”), all affiliates of Northland Communications Corporation (“NCC”), the Managing General Partner of the Registrant.

The transactions were based on an aggregate gross value for the Assets of $70,200,000. The limited partners of the Registrant approved, by the requisite consent of a majority in interest, the sale of their collective interest in the Assets. See Notice of Special Meeting and Proxy Statement (“Proxy Statement”).

As discussed in more detail in the Proxy Statement, NCC received an in-kind distribution representing its undivided portion of the assets, which is attributable to the managing general partner’s interest in the Registrant. This amount, which would otherwise have been distributed in cash to NCC was netted against the cash due from NCN, NCTV and NCPI at closing.

The following is a summary of the sources and estimated uses of the sales proceeds.

ESTIMATED NET PROCEEDS FROM DISPOSITION OF ASSETS

Gross Valuation of Assets

Mississippi Systems	$46,250,000
Bennettsville System	7,950,000
Highlands System	4,600,000
Barnwell System	11,400,000
Gross valuation	70,200,000
Less purchase price adjustment, Mississippi Systems	(1,113,385)

Adjusted gross valuation of assets	$69,086,615
Plus (Less):
Cash on hand, accounts receivable and other assets	1,048,254
Debt repayment to others	(31,569,639)

Estimated Net Cash Available for Distribution	$38,565,230

Estimated Distribution to Limited Partners	$31,613,508

Estimated Distribution to Administrative General Partner	$1,367,931

Estimated In-Kind Distribution to Managing General Partner	$5,583,791

PART II — OTHER INFORMATION

ITEM 1  Legal proceedings

     None

ITEM 2  Changes in securities

     None

ITEM 3  Defaults upon senior securities

     None

ITEM 4  Submission of matters to a vote of security holders

On August 29, 2001, a special meeting of the Limited Partners was held at the executive offices of the Managing General Partner. The purpose of the meeting was to consider two separate proposals: (1) vote to extend the term of the partnership, (2) vote upon the proposed liquidation of the collective partnership interests in the Assets owned by the Partnership.

The first proposal was approved by approximately 58.1 percent of the outstanding limited partnership units (or approximately 77.1 percent of the units voted). The second proposal was approved by approximately 61.1 percent of the outstanding limited partnership units (or approximately 81.1 percent of the units voted).

ITEM 5  Other information

(a)	Pro Forma Financial Statements

Introduction
Unaudited Balance Sheet at September 30, 2001
Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2001
Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2000
Notes to Pro Forma Financial Statements

ITEM 6  Exhibits and Reports on Form 8-K

Incorporated by reference from the Notice of Special Meeting and Proxy Statement to the Limited Partners of Northland Cable Properties Six Limited Partnership dated August 29, 2001.

No reports on Form 8-K have been filed for the quarter ended September 30, 2001.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

ITEM 5.

The accompanying unaudited Pro Forma Statements of Operations for the nine months ended September 30, 2001 and 2000, have been prepared to present the effect of the disposition of substantially all of the operating assets and franchises of Northland Cable Properties Six Limited Partnership (the “Partnership”). The accompanying unaudited Balance Sheet reflects the Partnership’s financial position at September 30, 2001.

The Pro Forma Statements of Operations assume that such events were effective at the beginning of the respective periods. The Balance Sheet at September 30, 2001 reflects the dispositions which occurred on September 30, 2001.

The Pro Forma Statements of Operations have been prepared by the Managing General Partner of the Partnership based upon the historical financial statements of the Partnership. Pro Forma adjustments are described in the accompanying notes. The Pro Forma Statements of Operations may not be indicative of the results of operations that actually would have occurred if the transaction had been in effect as of the beginning of the respective periods nor do they purport to indicate the results of future operations of the Partnership. The Pro Forma Statements of Operations and the Balance Sheet should be read in conjunction with the audited and unaudited financial statements and notes thereto of Northland Cable Properties Six Limited Partnership, as previously reported in the Partnership’s Form 10-K for the year ended December 31, 2000 and Forms 10-Q for the periods ended March 31, 2001 and June 30, 2001 and the Proxy Statement dated August 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES SIX LIMITED PARTNERSHIP

		BY:	Northland Communications Corporation, Managing General Partner

Dated:	11/14/01	BY:	/s/ RICHARD I. CLARK Richard I. Clark (Vice President/Treasurer)

Dated:	11/14/01	BY:	/s/ GARY S. JONES Gary S. Jones (Vice President)